Form 10-Q
period 2023-03-31
Star Holdings
filed 2023-05-11
CIK 1953366

Consolidate

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-41572

_______________________________________________________________________________

Star Holdings

(Exact name of registrant as specified in its charter)

Maryland	37-6762818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 39th Floor
New York , NY	10036
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 930-9400

_______________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.001 par value	STHO	Nasdaq Global Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer	Non‑accelerated Filer	Smaller Reporting Company	Emerging Growth Company
☐	☐	☒	☐	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of May 9, 2023, there were 13,319,552 shares, $0.001 par value per share, of Star Holdings common stock outstanding.

Introductory Note

On March 31, 2023, Star Holdings, a Maryland statutory trust (the "Company," "Star Holdings," "we" or "us") completed a series of reorganization and separation transactions (collectively, the “Spin-Off”) in accordance with the terms of a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), dated as of March 31, 2023, by and between iStar Inc., a Maryland corporation ("iStar"), and Star Holdings. To effectuate the Spin-Off: (i) iStar contributed its remaining legacy non-ground lease assets, 13,522,651 shares of common stock of Safehold Inc. (the “Safe Shares”) and certain other assets to Star Holdings; and (ii) iStar distributed 100% of the common shares of beneficial interest in Star Holdings to holders of common stock of iStar by way of a pro rata distribution of 0.153 common shares of Star Holdings for each outstanding share of iStar common stock held on the record date of the distribution. The Spin-Off is more fully described in the preliminary information statement included as Exhibit 99.1 to Star Holdings' Registration Statement on Form 10 (File No. 001-41572) initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 16, 2022 (the “Form 10”), the final version of which was included as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on March 22, 2023 (the “Information Statement”).

The Spin-Off became effective at 12:02 a.m., Eastern Time, on March 31, 2023. Following the Spin-Off, Star Holdings became an independent, publicly traded company. Star Holdings' common shares commenced regular-way trading on the Nasdaq Global Market under the symbol “STHO” on March 31, 2023. Shortly after the Spin-Off, iStar completed its previously-announced merger (the "Merger") with Safehold Inc., a Maryland corporation.  iStar continued as the surviving corporation in the Merger and changed its name to “Safehold Inc.”

The financial statements of the Company included in this report present the financial condition of the Company as of March 31, 2023, which is also the closing date of the Spin-Off, the Merger and related transactions. Therefore, the discussion of the Company's results of operations, cash flows and financial condition set forth in this report is not necessarily indicative of the future results of operations, cash flows or financial condition of the Company as an independent, publicly traded company. Moreover, the financial results of "iStar Included Assets" (as defined below) are not necessarily indicative of the Company's results of operations, cash flows or financial position following the completion of the Spin-Off, the Merger and related transactions.  For information regarding the risks related to our business, refer to the risk factors contained in the Form 10 and the Information Statement.

PART I. COMBINED AND CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Star Holdings

Combined and Consolidated Balance Sheets

(In thousands, except per share data)(1)

(unaudited)

	As of
	March 31,	December 31,
	2023	2022
ASSETS
Real estate
Real estate, at cost	$94,748	$94,593
Less: accumulated depreciation	(18,934)	(18,096)
Real estate, net	75,814	76,497
Land and development, net	224,489	232,014
Loans receivable and other lending investments, net ($458 and $925 of allowances as of March 31, 2023 and December 31, 2022, respectively)	19,862	48,655
Loans receivable held for sale	—	37,650
Other investments	397,909	587,138
Cash and cash equivalents	70,238	4,227
Deferred tax asset	3,325	—
Accrued interest and operating lease income receivable, net	1,483	1,132
Deferred operating lease income receivable, net	1,108	1,137
Deferred expenses and other assets, net	18,892	16,921
Total assets	$813,120	$1,005,371
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$37,376	$33,102
Deferred tax liability	3,325	—
Debt obligations, net	251,784	—
Total liabilities	292,485	33,102
Commitments and contingencies (refer to Note 10)
Equity:
Net Parent Investment	—	971,543
Star Holdings shareholders' equity:
Common Stock, $0.001 par value, 200,000 shares authorized, 13,320 and zero shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	13	—
Additional paid-in capital	607,623	—
Accumulated deficit	(90,800)	—
Star Holdings shareholders' equity	516,836	—
Noncontrolling interests	3,799	726
Total equity	520,635	972,269
Total liabilities and equity	$813,120	$1,005,371
(1)	Refer to Note 2 for details on the Company’s combined and consolidated variable interest entities (“VIEs”).

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Operating lease income	$1,701	$3,109
Interest income	1,115	4,873
Other income(1)	4,406	3,989
Land development revenue	9,564	14,900
Total revenues	16,786	26,871
Costs and expenses:
Interest expense	10,099	13,240
Real estate expense	9,594	9,869
Land development cost of sales	9,976	14,496
Depreciation and amortization	1,080	1,215
General and administrative	14,098	944
Provision for loan losses	1,701	135
Other expense	288	115
Total costs and expenses	46,836	40,014
Unrealized loss on equity investment	(90,664)	—
Income (loss) from operations before earnings from equity method investments and other items	(120,714)	(13,143)
Earnings from equity method investments	29,974	12,605
Net income (loss)	(90,740)	(538)
Net (income) loss from operations attributable to noncontrolling interests	25	18
Net income (loss) allocable to common shareholders	$(90,715)	$(520)
Per common share data:
Net income (loss) allocable to common shareholders
Basic and diluted	$(6.81)	$(0.04)

Weighted average number of common shares:
Basic and diluted	13,320	13,320
(1)	For the three months ended March 31, 2023 and 2022, includes $2.1 million and $2.0 million, respectively, of revenues from hotel properties.

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net income (loss)	$(90,740)	$(538)
Other comprehensive income:
Reclassification of losses on cash flow hedges into earnings upon realization(1)	5,933	233
Unrealized losses on available-for-sale securities	—	(3,013)
Unrealized gains (losses) on cash flow hedges	(6,922)	1,033
Other comprehensive income (loss)	(989)	(1,747)
Comprehensive income (loss)	(91,729)	(2,285)
Comprehensive (income) loss attributable to noncontrolling interests	25	18
Comprehensive income (loss) attributable to common shareholders	$(91,704)	$(2,267)
(1)	Reclassified to “Earnings from equity method investments” in the Company’s combined and consolidated statements of operations for the Company’ impact of designated cash flow hedges at Safe (refer to Note 7).

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

	Common	Additional
	Stock	Paid-In	Accumulated	Net Parent	Noncontrolling	Total
	At Par	Capital	Deficit	Investment	Interests	Equity
Balance as of December 31, 2022	$—	$—	$—	$971,543	$726	$972,269
Net income (loss)	—	—	(90,800)	85	(25)	(90,740)
Change in accumulated other comprehensive income (loss)	—	—	—	(989)	—	(989)
Common shares issued in conjunction with Spin-Off (refer to Note 1)	13	607,623	—	(607,636)	—	—
Contributions from noncontrolling interests	—	—	—	—	3,098	3,098
Stock-based compensation	—	—	—	1,778	—	1,778
Net transactions with iStar Inc.	—	—	—	(364,781)	—	(364,781)
Balance as of March 31, 2023	$13	$607,623	$(90,800)	$—	$3,799	$520,635

Balance as of December 31, 2021	$—	$—	$—	$1,223,695	$689	$1,224,384
Net income (loss)	—	—	—	(520)	(18)	(538)
Change in accumulated other comprehensive income (loss)	—	—	—	(1,747)	—	(1,747)
Stock-based compensation	—	—	—	(4,622)	—	(4,622)
Net transactions with iStar Inc.	—	—	—	83,882	—	83,882
Balance as of March 31, 2022	$—	$—	$—	$1,300,688	$671	$1,301,359

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(90,740)	$(538)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	1,701	135
Depreciation and amortization	1,080	1,215
Stock-based compensation	1,778	(4,622)
Amortization of discounts/premiums and deferred interest on loans, net	(246)	(2,785)
Deferred interest on loans received	4,517	—
Earnings from equity method investments	(29,974)	(12,605)
Distributions from operations of other investments	19,459	5,944
Deferred operating lease income	29	113
Unrealized loss on equity investment	90,664	—
Land development revenue (in excess of) cost of sales	412	(404)
Other operating activities, net	162	46
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	59	135
Changes in deferred expenses and other assets, net	(283)	1,609
Changes in accounts payable, accrued expenses and other liabilities	828	1,007
Cash flows provided by (used in) operating activities	(554)	(10,750)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(2,168)	(4,000)
Capital expenditures on real estate assets	(83)	(239)
Capital expenditures on land and development assets	(2,134)	(4,689)
Repayments of and principal collections on loans receivable and other lending investments, net	24,990	4,612
Net proceeds from sales of loans receivable	37,650	—
Net proceeds from sales of land and development assets	9,564	14,407
Distributions from other investments	46,488	907
Contributions to and acquisition of interest in other investments	—	(80,296)
Other investing activities, net	2,472	582
Cash flows provided by (used in) investing activities	116,779	(68,716)
Cash flows from financing activities:
Net transactions with iStar Inc.	(290,077)	82,655
Borrowings from debt obligations	253,070	—
Repayments of debt obligations	(10,000)	—
Payment of deferred financing costs	(1,261)	—
Cash flows provided by (used in) financing activities	(48,268)	82,655
Changes in cash, cash equivalents and restricted cash	67,957	3,189
Cash, cash equivalents and restricted cash at beginning of period	7,474	17,074
Cash, cash equivalents and restricted cash at end of period	$75,431	$20,263

	For the Three Months Ended March 31,
	2023	2022
Reconciliation of cash and cash equivalents and restricted cash presented on the combined and consolidated statements of cash flows
Cash and cash equivalents	$70,238	$18,590
Restricted cash included in deferred expenses and other assets, net	5,193	1,673
Total cash and cash equivalents and restricted cash	$75,431	$20,263
Supplemental disclosure of non-cash investing and financing activity:
Net transactions with iStar Inc.	$(74,704)	$1,227
Settlement of debt obligations	115,000	—
Assumption of debt obligations from iStar Inc.	125,000	—
Accounts payable for capital expenditures on land and development and real estate assets	1,472	2,053

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Notes to Combined and Consolidated Financial Statements

(unaudited)

Note 1—Business and Organization

On March 31, 2023, Star Holdings, a Maryland statutory trust (the "Company," "Star Holdings," "we" or "us") completed a series of reorganization and separation transactions (collectively, the “Spin-Off”) in accordance with the terms of a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), dated as of March 31, 2023, by and between iStar Inc., a Maryland corporation ("iStar"), and Star Holdings. To effectuate the Spin-Off: (i) iStar contributed its remaining legacy non-ground lease assets, 13,522,651 shares of common stock of Safehold Inc. (the “Safe Shares”) and certain other assets (“iStar Included Assets”) to Star Holdings; and (ii) iStar distributed 100% of the common shares of beneficial interest in Star Holdings to holders of common stock of iStar ("iStar Common Stock") by way of a pro rata distribution of 0.153 common shares of Star Holdings for each outstanding share of iStar Common Stock held on the record date of the distribution.

The Spin-Off became effective at 12:02 a.m., Eastern Time, on March 31, 2023 (the “Spin-Off Effective Time”). Following the Spin-Off, Star Holdings became an independent, publicly traded company. Star Holdings' common shares commenced regular-way trading on the Nasdaq Global Market (the “Nasdaq”) under the symbol “STHO” on March 31, 2023. Shortly after the Spin-Off, iStar completed its previously-announced merger (the "Merger") with Safehold Inc., a Maryland corporation.  iStar continued as the surviving corporation in the Merger and changed its name to “Safehold Inc.” ("Safe").

The Company operates its business as one segment that focuses on realizing value for shareholders primarily by generating cash flows through active asset management and sales of its existing loans, operating properties and land and development properties.

The combined and consolidated financial statements of the Company include loans and other lending investments, operating properties and land and development assets that represent the assets, liabilities and operations from the assets included in the Spin-Off.  References to "iStar" in the notes to the Company's financial statements refer to iStar prior to the closing of the Merger.

Note 2—Basis of Presentation and Principles of Consolidation

Basis of Presentation—The accompanying unaudited combined and consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited combined and consolidated financial statements and related notes should be read in conjunction with the combined and consolidated financial statements and related notes included in the Information Statement.

The preparation of these combined and consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

In the opinion of management, the accompanying combined and consolidated financial statements contain all adjustments consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

The accompanying combined and consolidated financial statements of the Company prior to March 31, 2023 represent a combination of entities under common control that have been “carved out” from iStar’s consolidated financial statements. Historically, financial statements of the Company have not been prepared as it was not operated separately from iStar. These combined and consolidated financial statements reflect the revenues and expenses of the Company and

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

include certain assets and liabilities that were included in the Spin-Off, which have been reflected at iStar’s historical basis. All intercompany balances and transactions have been eliminated. The combined and consolidated financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what the financial position, results of operations and cash flows would have been had the Company operated as a standalone company during the periods presented.

These combined and consolidated financial statements include an allocation of general and administrative expenses and interest expense to the Company from iStar through the date of the Spin-Off. General and administrative expenses include certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock-based compensation, represent a pro rata allocation of costs from iStar’s real estate finance, operating properties, land and development and corporate business segments based on the Company’s average net assets for those segments as a percentage of iStar’s average net assets for those segments. Interest expense, net of capitalized interest, was allocated to the Company by calculating the Company’s average net assets as a percentage of the average net assets in iStar’s segments and multiplying that percentage by the interest expense allocated to iStar’s segments. The Company believes the allocation methodology for general and administrative expenses and interest expense is reasonable. Accordingly, the general and administrative expense and interest expense allocations presented in our combined and consolidated statements of operations for historical periods does not necessarily reflect what our general and administrative expenses and interest expense will be as a standalone public company for future reporting periods. For the three months ended March 31, 2023 and 2022, the Company was allocated $14.1 million and $0.9 million, respectively, of general and administrative expense and $8.0 million and $13.2 million, respectively, of interest expense. For the three months ended March 31, 2023 and 2022, the general and administrative expense allocation includes $1.8 million and $(4.6) million, respectively, of stock-based compensation (refer to Note 3). Subsequent to the Spin-Off, the Company has its own general and administrative expense and interest expense as a stand-alone public company.

Certain of the entities included in the Company’s financial statements did not have bank accounts for the periods presented, and certain cash transactions for the Company were transacted through bank accounts owned by iStar. The combined and consolidated statements of cash flows for the periods presented were prepared as if operating, investing and financing transactions for the Company had been transacted through its own bank accounts.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Principles of Combination and Consolidation—The combined and consolidated financial statements include on a carve-out basis the historical balance sheets and statements of operations and cash flows of assets, liabilities and operations included in the Spin-Off. For periods prior to March 31, 2023, the Company was allocated a number of shares of Safe common stock based on estimates driven by the total value of stock that iStar expected to contribute to the Company and the price per share of Safe common stock (refer to Note 7). Information as of and for the period ended March 31, 2023 reflects the actual number of Safe Shares contributed to the Company.

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of March 31, 2023 and December 31, 2022. The following table presents the assets and liabilities of the Company’s consolidated VIEs as of March 31, 2023 and December 31, 2022 ($ in thousands):

	As of
	March 31, 2023	December 31, 2022
ASSETS
Real estate
Real estate, at cost	$94,130	$94,159
Less: accumulated depreciation	(18,838)	(18,033)
Real estate, net	75,292	76,126
Land and development, net	125,003	128,717
Cash and cash equivalents	12,320	3,754
Accrued interest and operating lease income receivable, net	25	—
Deferred operating lease income receivable, net	6	6
Deferred expenses and other assets, net	6,144	6,921
Total assets	$218,790	$215,524
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$25,401	$24,406
Total liabilities	25,401	24,406

Unconsolidated VIEs—The Company had investments in VIEs where it was not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company’s combined and consolidated financial statements. As of December 31, 2022, the Company’s maximum exposure to loss from these investments does not exceed the sum of the $32.1 million carrying value of the investments, which are classified in “Other investments” on the Company’s combined and consolidated balance sheets.

Note 3—Summary of Significant Accounting Policies

Real estate and land and development — Real estate and land and development assets are recorded at cost less accumulated depreciation and amortization, as follows:

Capitalization and depreciation — Certain improvements and replacements are capitalized when they extend the useful life of the asset. For real estate projects, the Company begins to capitalize qualifying development and construction costs, including interest, real estate taxes, compensation and certain other carrying costs incurred which are specifically identifiable to a development project once activities necessary to get the asset ready for its intended use have commenced. If specific allocation of costs is not practicable, the Company will allocate costs based on relative fair value prior to construction or relative sales value, relative size or other methods as appropriate during construction. The Company’s policy for interest capitalization on qualifying real estate assets is to use the average amount of accumulated expenditures during the period the asset is being prepared for its intended use, which is typically when physical construction commences, and a capitalization rate which is derived from specific borrowings on the qualifying asset or the Company’s corporate borrowing rate in the absence of specific borrowings. The Company ceases capitalization on the portions substantially completed and ready for their intended use. Repairs and

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method of cost recovery over the estimated useful life, which is generally 40 years for facilities, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining useful life of the facility for facility improvements.

Purchase price allocation —The Company’s acquisition of properties is generally accounted for as an acquisition of assets. For asset acquisitions, the Company recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree based on their relative fair values and acquisition-related costs are capitalized and recorded in “Real estate, net” on the Company’s combined and consolidated balance sheets.

The Company accounts for its acquisition of properties by recording the purchase price of tangible and intangible assets and liabilities acquired based on their relative fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant. Intangible assets may include the value of above-market leases and in-place leases which are each recorded at their relative fair values and included in “Deferred expenses and other assets, net” on the Company’s combined and consolidated balance sheets. Intangible liabilities may include the value of below-market leases, which are recorded at their relative fair values and included in “Accounts payable, accrued expenses and other liabilities” on the Company’s combined and consolidated balance sheets. In-place leases are amortized over the remaining non-cancelable term and the amortization expense is included in “Depreciation and amortization” in the Company’s combined and consolidated statements of operations. Above-market (or below-market) lease value is amortized as a reduction of (or increase to) operating lease income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market. The Company may also engage in sale/leaseback transactions and execute leases with the occupant simultaneously with the purchase of the asset. These transactions are accounted for as asset acquisitions.

Impairments — The Company reviews real estate assets to be held for use and land and development assets, for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use and land and development assets are impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets and land and development assets, when applicable, are recorded in “Impairment of assets” in the Company’s combined and consolidated statements of operations.

Dispositions — Gains or losses on the sale of real estate assets, including residential property, are recognized in accordance with Accounting Standards Codification (“ASC”) 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. The Company primarily uses specific identification and the relative sales value method to allocate costs. Gains on sales of real estate are included in “Income from sales of real estate” in the Company’s combined and consolidated statements of operations.

Loans receivable and other lending investments, net — Loans receivable and other lending investments, net includes both senior mortgages and subordinate mortgages. Management considers nearly all of its loans to be held-for-investment, although certain investments may be classified as held-for-sale or available-for-sale.

Loans receivable classified as held-for-investment are reported at their outstanding unpaid principal balance net of any unamortized acquisition premiums or discounts and unamortized deferred loan costs or fees. These loans

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

could also include accrued and paid-in-kind interest and accrued exit fees that the Company determines are probable of being collected.

Loans receivable and other lending investments designated for sale are classified as held-for-sale and are carried at lower of amortized cost or estimated fair value. The amount by which carrying value exceeds fair value is recorded as a valuation allowance. Subsequent changes in the valuation allowance are included in the determination of net income (loss) in the period in which the change occurs.

Based on the Company’s strategic plan to realize the maximum value from the collateral received, property is classified as “Land and development, net,” “Real estate, net” or “Real estate available and held for sale,” when the appropriate held for sale criteria are met, at its estimated fair value when title to the property is obtained. Any excess of the carrying value of the loan over the estimated fair value of the property (less costs to sell for assets held for sale) is charged-off against the allowance for loan losses as of the date of foreclosure.

Equity investments — Equity interests are accounted for pursuant to the equity method of accounting if the Company can significantly influence the operating and financial policies of an investee. The Company’s periodic share of earnings and losses in equity method investees is included in “Earnings from equity method investments” in the combined and consolidated statements of operations. Equity method investments are included in “Other investments” on the Company’s combined and consolidated balance sheets. The Company also has equity interests that are not accounted for pursuant to the equity method of accounting. These equity interests are carried at cost, plus or minus any changes in value identified through observable comparable price changes in transactions in identical or similar investments of the same entity. These investments are included in “Other investments” on the Company’s combined and consolidated balance sheets and the changes in fair value for these investments are included in “Unrealized loss on equity investment” in the combined and consolidated statements of operations.

The Company periodically reviews equity method investments for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investments may not be recoverable. The Company will record an impairment charge to the extent that the estimated fair value of an investment is less than its carrying value and the Company determines the impairment is other-than-temporary. Impairment charges are recorded in “Earnings from equity method investments” in the Company’s combined and consolidated statements of operations.

Cash and cash equivalents — Cash and cash equivalents include cash held in bank accounts. Certain of the entities included in the Company’s combined and consolidated financial statements did not have bank accounts for the periods presented, and certain cash transactions for the Company were transacted through bank accounts owned by iStar. Cash and cash equivalents presented on the Company’s combined and consolidated balance sheets represents cash held in bank accounts directly attributable to the Company.

Restricted cash — Restricted cash represents amounts required to be maintained for certain of the Company’s loans, real estate and land and development properties. Restricted cash is included in “Deferred expenses and other assets, net” on the Company’s combined and consolidated balance sheets.

Variable interest entities — The Company evaluates its investments and other contractual arrangements to determine if they constitute variable interests in a VIE. A VIE is an entity where a controlling financial interest is achieved through means other than voting rights. A VIE is consolidated by the primary beneficiary, which is the party that has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This overall consolidation assessment includes a review of, among other factors, which interests create or absorb variability, contractual terms, the key decision-making powers, their impact on the VIE’s economic performance, and related party relationships. Where qualitative assessment is not conclusive, the Company performs a quantitative

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

analysis. The Company reassesses its evaluation of the primary beneficiary of a VIE on an ongoing basis and assesses its evaluation of an entity as a VIE upon certain reconsideration events.

Deferred expenses and other assets / Accounts payable, accrued expenses and other liabilities — Deferred expenses and other assets include right-of-use operating lease assets, prepaid expenses, certain non-tenant receivables and leasing costs. Leasing costs that include brokerage, legal and other costs are amortized over the life of the respective leases and presented as an operating activity in the Company’s combined and consolidated statements of cash flows. Accounts payable, accrued expenses and other liabilities primarily includes unearned revenue and accrued expenses.

The Company, as lessee, records right-of-use operating lease assets in “Deferred expenses and other assets” and operating lease liabilities in “Accounts payable, accrued expenses and other liabilities,” both initially measured at the present value of the fixed and determinable lease payments. Some of the Company’s lease agreements include extension options, which are not included in the lease payments unless the extensions are reasonably certain to be exercised. For operating leases, the Company recognizes a single lease cost for ground leases in “Real estate expense” in the combined and consolidated statements of operations, calculated so that the cost of the lease is allocated generally on a straight-line basis over the term of the lease, and classifies all cash payments within operating activities in the combined and consolidated statements of cash flows.

Identified intangible assets and liabilities — Upon the acquisition of a business or an asset, the Company records intangible assets or liabilities acquired at their relative fair values and determines whether such intangible assets or liabilities have finite or indefinite lives. As of March 31, 2023, all such intangible assets and liabilities acquired by the Company have finite lives. Intangible assets are included in “Deferred expenses and other assets, net” and intangible liabilities are included in “Accounts payable, accrued expenses and other liabilities” on the Company’s combined and consolidated balance sheets. The Company amortizes finite lived intangible assets and liabilities based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets, when applicable, are recorded in “Impairment of assets” in the Company’s combined and consolidated statements of operations.

Revenue recognition — The Company’s revenue recognition policies are as follows:

Operating lease income:   For the Company’s leases classified as operating leases, operating lease income is recognized on the straight-line method of accounting generally from the later of the date the lessee takes possession of the space or the space is ready for its intended use. If the Company acquires a facility subject to an existing operating lease, the Company will recognize operating lease income on the straight-line method beginning on the date of acquisition. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “Deferred operating lease income receivable, net” on the Company’s combined and consolidated balance sheets.

The Company also recognizes revenue from certain tenant leases for reimbursements of all or a portion of operating expenses, including common area costs, insurance, utilities and real estate taxes of the respective property. This revenue is accrued in the same periods as the expense is incurred and is recorded as “Operating lease income” in the Company’s combined and consolidated statements of operations. Revenue is also recorded from certain tenant leases that is contingent upon tenant sales exceeding defined thresholds. These rents are recognized only after the defined threshold has been met for the period.

The Company moves to cash basis operating lease income recognition in the period in which collectability of all lease payments is no longer considered probable. At such time, any operating lease receivable or deferred

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

operating lease income receivable balance will be written off. If and when lease payments that were previously not considered probable of collection become probable, the Company will move back to the straight-line method of income recognition and record an adjustment to operating lease income in that period as if the lease was always on the straight-line method of income recognition.

Interest Income:   Interest income on loans receivable is recognized on an accrual basis using the interest method.

On occasion, the Company may acquire loans at premiums or discounts. These discounts and premiums in addition to any deferred costs or fees, are typically amortized over the contractual term of the loan using the interest method. Exit fees are also recognized over the lives of the related loans as a yield adjustment, if management believes it is probable that such amounts will be received. If loans with premiums, discounts, loan origination or exit fees are prepaid, the Company immediately recognizes the unamortized portion, which is included in “Other income” or “Other expense” in the Company’s combined and consolidated statements of operations.

The Company considers a loan to be non-performing and places it on non-accrual status at such time as: (1) interest payments become 90 days delinquent; (2) it has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. While on non-accrual status, based on the Company’s judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan’s carrying value. Non-accrual loans are returned to accrual status when a loan has become contractually current and management believes all amounts contractually owed will be received.

Certain of the Company’s loans contractually provide for accrual of interest at specified rates that differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower.

Certain of the Company’s loan investments provide for additional interest based on the borrower’s operating cash flow or appreciation of the underlying collateral. Such amounts are considered contingent interest and are reflected as interest income only upon receipt of cash.

Other income:   Other income includes ancillary income from our operating properties, land and development projects and loan portfolio, revenues from golf course operations and hotel operations, which are recognized when rooms are occupied, and the related services are provided. Hotel revenues include room sales, food and beverage sales, parking, telephone, spa services and gift shop sales. Other ancillary income could include gains from sales of loans, loan prepayment fees, yield maintenance payments, lease termination fees and other ancillary income.

Land development revenue and cost of sales:   Land development revenue includes lot, unit and parcel sales from wholly-owned or majority-owned properties and is recognized for full profit recognition upon closing of the sale transactions, when the profit is determinable, the earnings process is virtually complete, the parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions for closing have been performed. The Company primarily uses specific identification and the relative sales value method to allocate costs.

Allowance for loan losses — The Company performs quarterly a comprehensive analysis of its loan portfolio and assigns risk ratings that incorporate management’s current judgments about credit quality based on all known and relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower or tenant financial resources and investment collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

loans being risk rated, with ratings ranging from “1” to “5” with “1” representing the lowest risk of loss and “5” representing the highest risk of loss.

Upon adoption of ASU 2016-13 on January 1, 2020, the Company implemented procedures to estimate its expected loss (“Expected Loss”) on its loans (including unfunded loan commitments) and held-to-maturity debt securities based on relevant information including historical realized loss rates, current market conditions and reasonable and supportable forecasts that affect the collectability of its investments. The estimate of the Company’s Expected Loss requires significant judgment and the Company analyzes its loan portfolio based upon its different categories of financial assets, which includes: (i) loans and held-to-maturity debt securities; and (ii) construction loans.

For the Company’s loans, held-to-maturity debt securities and construction loans, the Company analyzed its historical realized loss experience to estimate its Expected Loss. The Company adjusts its Expected Loss through the use of third-party market data that provided current and future economic conditions that may impact the performance of the commercial real estate assets securing its investments.

The Company considers a loan to be non-performing and places it on non-accrual status at such time as: (1) interest payments become 90 days delinquent; (2) it has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. Non-accrual loans are returned to accrual status when they have become contractually current and management believes all amounts contractually owed will be received. The Company will record a specific allowance on a non-performing loan if the Company determines that the collateral fair value less costs to sell is less than the carrying value of the collateral-dependent asset. The specific allowance is increased (decreased) through “Provision for loan losses” in the Company’s combined and consolidated statements of operations and is decreased by charge-offs. During delinquency and the foreclosure process, there are typically numerous points of negotiation with the borrower or tenant as the Company works toward a settlement or other alternative resolution, which can impact the potential for repayment or receipt of collateral. The Company’s policy is to charge off a loan when it determines, based on a variety of factors, that all commercially reasonable means of recovering the loan balance have been exhausted. This may occur at different times, including when the Company receives cash or other assets in a pre-foreclosure sale or takes control of the underlying collateral in full satisfaction of the loan upon foreclosure or deed-in-lieu, or when the Company has otherwise ceased significant collection efforts. The Company considers circumstances such as the foregoing to be indicators that the final steps in the loan collection process have occurred and that a loan is uncollectible. At this point, a loss is confirmed and the loan and related allowance will be charged off.

The Company made the accounting policy election to record accrued interest on its loan portfolio separate from its loans receivable and other lending investments and to exclude accrued interest from its amortized cost basis disclosures (refer to Note 6). As of March 31, 2023 and December 31, 2022, accrued interest was $0.1 million and $0.1 million, respectively, and is recorded in “Accrued interest and operating lease income receivable, net” on the Company’s combined and consolidated balance sheets. The Company places loans on non-accrual status once interest on the loan becomes 90 days delinquent and reverses any accrued interest as a reduction to interest income or recognizes a credit loss expense at such time. As such, the Company elected the practical expedient to not record an allowance against accrued interest receivable. During the three months ended March 31, 2023 and 2022, the Company did not reverse any accrued interest on its loan portfolio.

As of March 31, 2023, the Company did not have any non-performing loans. Loans receivable held for sale are carried at the lower of amortized cost or estimated fair value. The Company generally uses the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In some cases, the Company obtains external “as is” appraisals for loan collateral, generally when third party participations exist. Valuations are performed or obtained at the time a loan is determined to be impaired or designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. In limited cases, appraised values may be discounted when real estate markets rapidly deteriorate.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Management evaluates available-for-sale debt securities held in “Loans receivable and other lending investments, net” for impairment if the security’s fair value is less than its amortized cost. If the Company has an impaired security, it will then determine if: (1) the Company has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery; or (3) it does not expect to recover the entire amortized cost basis of the security. If the Company does not intend to sell the security, it is more likely than not that the entity will not be required to sell the security or it does not expect to recover its amortized cost, the Company will record an allowance for credit losses. The credit loss component of the allowance will be recorded (or reversed, if necessary), when applicable, as a “Provision for loan losses” in the Company’s combined and consolidated statements of operations, and the remainder of the allowance will be recorded in “Accumulated other comprehensive income (loss)” on the Company’s combined and consolidated balance sheets.

The Company also adopted ASU 2022-02, Financial Instruments—Credit Losses: Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) on January 1, 2023. ASU 2022-02 eliminated troubled debt restructuring recognition and measurement guidance and requires disclosure of gross write-offs by vintage for public business entities. The adoption of ASU 2022-02 did not have a material impact on the Company’s combined and consolidated financial statements.

Stock-based compensation — The Company does not have any stock-based compensation plans; however, the Company has been allocated stock-based compensation expense from iStar, related to awards made to employees of iStar under its 2009 Long-Term Incentive Plan, for the three months ended March 31, 2023 and 2022 (refer to Note 2).

iStar’s compensation cost for stock-based awards is measured on the grant date and adjusted over the period of the employees’ services to reflect: (i) actual forfeitures; and (ii) the outcome of awards with performance or service conditions through the requisite service period. iStar’s compensation cost for market-based awards is determined using a Monte Carlo model to simulate a range of possible future stock prices for iStar’s common stock, which is reflected in the grant date fair value. All compensation cost for market-based awards in which the service conditions are met is recognized regardless of whether the market-condition is satisfied. Compensation costs are recognized ratably over the applicable vesting/service period.

Income taxes — The Company is subject to U.S. federal and state income taxation at corporate rates on its net taxable income. The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the carrying amounts in accordance with GAAP and the tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. Deferred income taxes could also reflect the impact of net operating loss and tax credit carryforwards.

The Company evaluates whether its deferred tax assets are realizable and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating whether its deferred tax assets are realizable, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This analysis is inherently subjective, and requires the Company to forecast its business and general economic environment in future periods. Changes in estimates of our valuation allowance, if any, are included in “Income tax (expense) benefit” in the combined and consolidated statements of operations. The Company recognizes interest expense and penalties related to uncertain tax positions, if any, as “Income tax (expense) benefit” in the Company’s combined and consolidated statements of operations.

For the three months ended March 31, 2023, the Company recorded deferred income tax expense in the amount of $3.5 million to record the net deferred tax expense associated with establishing a deferred tax liability related to

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

the contribution of the Safe Shares in which the tax basis of such contributed assets is less than their carrying value for financial reporting. The Company also recognized the benefit in the amount of $3.5 million for current period net operating loss carryovers that the Company estimates are more likely than not available to offset the recognition of the deferred tax liability associated with the Safe Shares.

Other —The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other publicly-traded companies that are not “emerging growth companies.”

In addition, the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, the Company has chosen to “opt out” of this extended transition period, and as a result, it will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for all public companies that are not emerging growth companies. The Company’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

The Company will remain an “emerging growth company” until the earliest to occur of: (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.235 billion (subject to adjustment for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the Company’s registration statement becoming effective; (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which the Company is deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended.

Note 4—Real Estate

The Company’s real estate assets were comprised of the following ($ in thousands):

	As of
	March 31, 2023	December 31, 2022
Land, at cost	$5,570	$5,570
Buildings and improvements, at cost	89,178	89,023
Less: accumulated depreciation	(18,934)	(18,096)
Real estate, net	$75,814	$76,497

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant reimbursements were $0.4 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. These amounts are included in “Operating lease income” in the Company’s combined and consolidated statements of operations.

Allowance for Doubtful Accounts—As of March 31, 2023 and December 31, 2022, the allowance for doubtful accounts related to real estate tenant receivables was $0.2 million and $0.1 million, respectively. These amounts are included in “Accrued interest and operating lease income receivable, net” on the Company’s combined and consolidated balance sheets.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, in effect as of March 31, 2023, are as follows by year ($ in thousands):

Year	Amount
2023 (remaining nine months)	$3,152
2024	4,130
2025	4,145
2026	4,203
2027	1,570
Thereafter	1,117

Note 5—Land and Development

The Company’s land and development assets were comprised of the following ($ in thousands):

	As of
	March 31,	December 31,
	2023	2022
Land and land development, at cost	$236,427	$243,727
Less: accumulated depreciation	(11,938)	(11,713)
Total land and development, net	$224,489	$232,014

Dispositions—During the three months ended March 31, 2023 and 2022, the Company sold land parcels and residential lots and units and recognized land development revenue of $9.6 million and $14.9 million, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized land development cost of sales of $10.0 million and $14.5 million, respectively, from its land and development portfolio.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company’s loans receivable and other lending investments by class ($ in thousands):

	As of
	March 31, 2023	December 31, 2022
Construction loans
Senior mortgages	$6,762	$36,249
Subtotal - gross carrying value of construction loans(1)	6,762	36,249
Loans
Subordinate mortgages	13,558	13,331
Subtotal - gross carrying value of loans	13,558	13,331
Total gross carrying value of loans receivable and other lending investments	20,320	49,580
Allowance for loan losses	(458)	(925)
Total loans receivable and other lending investments, net	$19,862	$48,655
(1)	As of March 31, 2023, 100% of gross carrying value of construction loans had completed construction.

Allowance for Loan Losses—Changes in the Company’s allowance for loan losses were as follows for the three months ended March 31, 2023 and 2022 ($ in thousands):

	General Allowance
			Held to
	Construction		Maturity Debt	Specific
Three Months Ended March 31, 2023	Loans	Loans	Securities	Allowance	Total
Allowance for loan losses at beginning of period	$92	$437	$—	$396	$925
Recovery of loan losses(1)	(14)	(57)	—	(396)	(467)
Allowance for loan losses at end of period	$78	$380	$—	$—	$458

Three Months Ended March 31, 2022
Allowance for loan losses at beginning of period	$1,213	$676	$2,304	$576	$4,769
Provision for (recovery of) loan losses(1)	39	(2)	111	15	163
Allowance for loan losses at end of period	$1,252	$674	$2,415	$591	$4,932
(1)	During the three months ended March 31, 2023 and 2022, the Company recorded a provision for loan losses of $1.7 million and $0.1 million, respectively, in its combined and consolidated statements of operations. The provision in 2023 was due primarily a $2.2 million provision on the sale of a loan held for sale, which was partially offset by a recovery due to the repayment of loans during the three months ended March 31, 2023. The provision in 2022 was due primarily to accretion on the Company’s held-to-maturity debt security.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

The Company’s investment in loans and other lending investments and the associated allowance for loan losses were as follows as of March 31, 2023 and December 31, 2022 ($ in thousands):

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment(1)	Impairment	Total
As of March 31, 2023
Construction loans	$—	$6,762	$6,762
Loans	—	13,558	13,558
Less: Allowance for loan losses	—	(458)	(458)
Total	$—	$19,862	$19,862
As of December 31, 2022
Construction loans	$29,493	$6,756	$36,249
Loans	—	13,331	13,331
Less: Allowance for loan losses	(396)	(529)	(925)
Total	$29,097	$19,558	$48,655
(1)	The carrying value of this loan includes amortized fees of $0.1 million as of December 31, 2022. The Company’s loans individually evaluated for impairment represent loans on non-accrual status and the unamortized amounts associated with these loans are not currently being amortized into income.

Credit Characteristics—As part of the Company’s process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. Risk ratings, which range from 1 (lower risk) to 5 (higher risk), are based on judgments which are inherently uncertain, and there can be no assurance that actual performance will be similar to current expectation. The Company designates loans as non-performing at such time as: (1) interest payments become 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

The Company’s amortized cost basis in performing senior mortgage and subordinate mortgages, presented by year of origination and by credit quality, as indicated by risk rating, as of March 31, 2023 were as follows ($ in thousands):

Year of Origination
	2023	2022	2021	2020	2019	Prior to 2019	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	—	—
3.5	—	—	—	—	—	6,762	6,762
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$6,762	$6,762
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	13,558	13,558
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$13,558	$13,558
Total	$—	$—	$—	$—	$—	$20,320	$20,320

The Company’s amortized cost basis in performing senior mortgages and subordinate mortgages, presented by year of origination and by credit quality, as indicated by risk rating, as of December 31, 2022 were as follows ($ in thousands):

Year of Origination
	2022	2021	2020	2019	2018	Prior to 2018	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	—	—
3.5	—	—	—	—	6,756	—	6,756
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$6,756	$—	$6,756
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	13,331	13,331
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$13,331	$13,331
Total	$—	$—	$—	$—	$6,756	$13,331	$20,087

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

The Company’s amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

		Less Than	Greater
		or Equal	Than	Total
	Current	to 90 Days	90 Days	Past Due	Total
As of March 31, 2023
Senior mortgages	$6,762	$—	$—	$—	$6,762
Subordinate mortgages	13,558	—	—	—	13,558
Total	$20,320	$—	$—	$—	$20,320
As of December 31, 2022
Senior mortgages	$6,756	$29,493	$—	$29,493	$36,249
Subordinate mortgages	13,331	—	—	—	13,331
Total	$20,087	$29,493	$—	$29,493	$49,580

Impaired Loans—In the fourth quarter 2022, the Company classified a loan with a carrying value of $29.1 million as non-performing upon maturity default. The loan was repaid in full in March 2023. The Company’s impaired loan was as follows ($ in thousands):

	As of March 31, 2023			As of December 31, 2022
		Unpaid			Unpaid
	Amortized	Principal	Related	Amortized	Principal	Related
	Cost	Balance	Allowance	Cost	Balance	Allowance
With an allowance recorded:
Senior mortgages(1)	$—	$—	$—	$29,493	$29,358	$(396)
Total	$—	$—	$—	$29,493	$29,358	$(396)
(1)	The Company had one non-accrual loan as of December 31, 2022 that was considered impaired and included in the table above. The Company did not record any interest income on impaired loans for the three months ended March 31, 2023 and 2022.

Loans receivable held for sale—In December 2022, the Company began marketing a non-performing loan for sale and classified the loan in “Loans receivable held for sale” on the Company’s combined and consolidated balance sheet as of December 31, 2022. Prior to its transfer to loans receivable held for sale, the Company recorded a provision for loan losses of $23.8 million on the loan based on the Company’s intent to sell the loan based on a bid received from a third-party. The loan was sold in March 2023 for $37.7 million and the Company recognized a loss of $2.2 million on the sale.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments

The Company’s other investments and its proportionate share of earnings from equity investments were as follows ($ in thousands):

			Earnings from
	Carrying Value		Equity Method Investments
	as of		For the Three Months Ended
	March 31,	December 31,	March 31,
	2023	2022	2023	2022
Real estate equity investments
Safehold Inc. ("Safe")(1)	$397,160	$554,733	$1,089	$6,384
Other real estate and strategic equity investments(2)	749	32,405	28,885	6,221
Total	$397,909	$587,138	$29,974	$12,605
(1)	As of March 31, 2023, the Company owned 13.5 million shares of Safe common stock which, based on the closing price of $29.37 on March 31, 2023, had a market value of $397.1 million. The Company does not have significant influence over Safe and accounts for its investment in Safe as an equity investment under ASC 321, which requires that the Company adjust its investment in Safe to fair value through income at each reporting period. As such, the Company recognized an “Unrealized loss on equity investment” of $90.7 million in its combined and consolidated statements of operations for the three months ended March 31, 2023. Prior to the Spin-Off, iStar accounted for its investment in Safe as an equity method investment under ASC 323 due to its ability to exercise significant influence. Pursuant to ASC 323-10-40-1, an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. For the three months ended March 31, 2022, equity in earnings includes $0.3 million of dilution gains resulting from Safe equity offerings. As of December 31, 2022, the Company was allocated ownership of approximately 15.2 million shares of Safe common stock from iStar. The allocation was adjusted based upon the final terms of the Spin-Off on March 31, 2023, and the Company’s investment basis was reduced by approximately 1.8 million shares with a carrying value of approximately $65.6 million, which was adjusted against additional paid-in capital within equity.
(2)	For the three months ended March 31, 2023, the Company recorded $28.9 million in earnings from equity method investments primarily from the sale of properties within its equity method investments.

Safehold Inc.—Safe is a publicly-traded company that acquires, owns, manages, finances and capitalizes ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). As of March 31, 2023, the Company owned approximately 13.5 million shares, or 21.2% of Safe’s outstanding common stock. The Company accounts for its investment in the Safe Shares as an equity investment due to the terms of the governance agreement described below.

On March 31, 2023, the Company entered into the following agreements with Safe:

Separation and Distribution Agreement—The Separation and Distribution Agreement provides for, among other things, the principal corporate transactions required to effect the Spin-Off and provisions governing Star Holdings' relationship with Safe with respect to and following the Spin-Off. The Separation and Distribution Agreement includes provisions allocating assets and liabilities between Star Holdings and Safe and various post-closing covenants relating to, among other things, the treatment of the parties’ insurance policies, information sharing and other operational matters. The Separation and Distribution Agreement includes a mutual release by Star Holdings, on the one hand, and Safe, on the other hand, of the other party from certain specified liabilities, as well as mutual indemnification covenants pursuant to which Star Holdings and Safe have agreed to indemnify each other from certain specified liabilities.

Management Agreement—The Company entered into the Management Agreement with Safehold Management Services Inc. (the “Manager”), a subsidiary of Safe. The Management Agreement requires the manager to manage the Company’s assets and its and its subsidiaries’ day-to-day operations, subject to the supervision of Board of Trustees of the Company (the “Board”). Pursuant to the Management Agreement, the manager is required to provide the Company with a management team, including a chief executive officer, a chief financial officer and a chief compliance officer, along with support personnel, to provide the management services to be provided by the manager to the Company. The manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of the Board in following or declining to follow its advice or recommendations.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

The initial term of the Management Agreement will expire on the first anniversary of the date of the Management Agreement and will be automatically renewed for a one-year term each anniversary date thereafter unless previously terminated pursuant to the terms thereof. The Company will pay the manager fixed cash management fees of $25.0 million, $15.0 million, $10.0 million and $5.0 million, respectively, in each of the initial four annual terms of the Management Agreement and 2.0% of the gross book value of the Company’s assets excluding the Safe Shares for each annual term thereafter, and will reimburse the manager for third party expenses incurred in connection with its services.

The Management Agreement may be terminated by the Company without cause by not less than one hundred eighty days’ written notice to the Manager upon the affirmative vote of at least two-thirds of the Company’s independent directors, provided, however, that if the date of termination occurs prior to the fourth anniversary of the Spin-Off, the termination will be subject to payment of the applicable termination fee to the Manager. The Company may also terminate the Management Agreement at any time, including during the initial term, with 30 days’ prior written notice from the Company’s board of trustees for “cause,” as defined in the Management Agreement.

In the event of a termination without cause by the Company prior to the fourth anniversary of the Spin-Off, the Company will pay the Manager a termination fee of $50.0 million minus the aggregate amount of management fees actually paid to the Manager prior to the termination date. However, if the Company has completed the liquidation of its assets on or before the termination date, the termination fee will consist of any portion of the annual management fee that remained unpaid for the remainder of the then current annual term plus, if the termination date occurs on or before the third anniversary of the Spin-Off, the amount of the management fee that would have been payable for the next succeeding annual term, or if the termination date occurs after the third anniversary of the Spin-Off, zero.

In the event of a termination by the Manager based on a reduction in the amount of the Company’s combined and consolidated assets below designated thresholds, the Company will pay the Manager a termination fee of $30.0 million if the termination occurs in the first year, $15.0 million if the termination occurs in the second year and $5.0 million if the termination occurs in the third year, in each case, plus the balance of any unpaid portion of the annual management fee for the applicable year.

Governance Agreement—The Company and Safe entered into a governance agreement (the “Governance Agreement”) in order to establish various arrangements and restrictions with respect to the governance of the Company and certain rights and restrictions with respect to the Safe Shares owned by the Company.

Pursuant to the terms of the Governance Agreement, the Company and its subsidiaries are subject to customary restrictions on the transfer of Safe Shares held by the Company for nine months. Furthermore, the Company and its subsidiaries are prohibited from transferring at any time any the Safe Shares held by the Company or its subsidiaries to any person who is known by the Company or its subsidiaries to be an “Activist” or “Company Competitor” (as such terms are defined in the Governance Agreement), or to any group that, to the knowledge of the Company or its subsidiaries, includes as “Activist” or “Company Competitor,” without first obtaining the Safe’s prior written consent.

During a “restrictive period” which lasts until the earliest to occur of (i) the effective date on which Safe terminates the Management Agreement; or (ii) the date on which we beneficially own less than 7.5% of Safe’s outstanding common stock and Safe is no longer our external manager; or (iii) a Change of Control of Safe (as defined in the Governance Agreement), we and our directly or indirectly wholly owned subsidiaries are required to vote the Safe Shares in accordance with the recommendations of the board of directors of Safe. We have irrevocably designated and appointed the board of directors of Safe as our sole and exclusive attorney-in-fact and proxy with full power of substitution and re-substitution to exercise the voting power of our shares of Safe in accordance with these requirements. We will also be subject to certain standstill agreements during the restrictive period. The terms of such standstill agreements will restrict us from making certain acquisitions of Safe securities, seeking representation on Safe’s board of directors, participating in the solicitation of proxies or written consents of Safe shareholders, and taking other actions which could seek to influence or result in a change of control of Safe or cause or require Safe to make certain public announcements, except as permitted by the governance agreement or with the prior written consent of the independent directors of the board of directors of Safe.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Registration Rights Agreement—Under the Registration Rights Agreement, Safe has agreed to (i) register Star Holdings' shares of Safe common stock and the other registrable securities for resale by filing and maintaining a shelf registration statement; (ii) file a registration statement covering Star Holdings' shares of Safe common stock and other registrable securities pursuant to the demand right and (iii) allow Star Holdings to piggyback on certain other registration statements filed by Safe. Star Holdings may use the registration rights to sell its shares of Safe common stock in underwritten offerings, block trades and other methods of distribution. Star Holdings will be subject to certain suspension and lockup obligations. Star Holdings' registration rights will end, among other times, when it owns less than 2% of Safe's outstanding common stock and is able to sell all of the shares of Safe common stock pursuant to Rule 144(b) without restriction.

Safe Credit Facility—Refer to Note 9 for additional information on the Safe Credit Facility.

Other real estate and strategic equity investments—As of March 31, 2023, the Company’s other real estate equity investments include equity interests of 95% in real estate ventures comprised of investments of $0.5 million in two operating properties and $0.2 million in a land and development venture. As of December 31, 2022, the Company’s other real estate equity investments include equity interests of 95% in real estate ventures comprised of investments of $32.4 million in three operating properties.

Summarized investee financial information—The following table presents the investee level summarized financial information for the Company’s equity method investment that was significant for the periods presented ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Safe(1)
For the Three Months Ended March 31, 2023
Safe	$78,329	$75,875	$4,682

For the Three Months Ended March 31, 2022
Safe	$60,363	$37,732	$24,873

(1)	Net Income Attributable to Safe also includes earnings from equity method investments.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):(1)

	As of
	March 31, 2023	December 31, 2022
Other assets(1)	$9,744	$9,471
Operating lease right-of-use assets(2)	1,714	1,860
Restricted cash	5,193	3,247
Other receivables	1,816	1,895
Leasing costs, net(3)	121	129
Intangible assets, net(4)	304	319
Deferred expenses and other assets, net	$18,892	$16,921
(1)	As of March 31, 2023 and December 31, 2022, other assets primarily includes prepaid expenses and deposits for certain real estate assets.
(2)	Right-of use lease assets initially equal the lease liability. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s combined and consolidated statements of operations. During the three months ended March 31, 2023 and 2022, the Company recognized and $0.1 million and $0.1 million, respectively, in “Real estate expense” in its combined and consolidated statements of operations relating to operating leases.
(3)	Accumulated amortization of leasing costs was $0.1 million and 0.1 million as of March 31, 2023 and December 31, 2022, respectively.
(4)	Intangible assets, net includes above market and in-place lease assets related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $0.1 million and $0.1 million as of March 31, 2023 and December 31, 2022, respectively. The amortization of above market leases decreased operating lease income in the Company’s combined and consolidated statements of operations by $0.1 million for the three months ended March 31, 2022. These intangible lease assets are amortized over the remaining term of the lease. As of March 31, 2023, the weighted average remaining amortization period for the Company’s intangible assets was approximately 5.5 years.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2023	December 31, 2022
Other liabilities(1)	$31,366	$26,235
Accrued expenses	4,090	4,861
Accrued interest payable	56	—
Operating lease liabilities (see table above)	1,864	2,006
Accounts payable, accrued expenses and other liabilities	$37,376	$33,102
(1)	As of March 31, 2023 and December 31, 2022, “Other liabilities” includes $21.3 million and $21.2 million, respectively, of deferred income.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net

The Company’s debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated	Scheduled
	March 31, 2023	December 31, 2022	Interest Rates	Maturity Date
Debt obligations:
Safe Credit Facility	$115,000	$—	8.00%	March 2027
Margin Loan Facility	140,000	—	SOFR plus 3.00%	March 2026
Total debt obligations	255,000	—
Debt discounts and deferred financing costs, net	(3,216)	—
Total debt obligations, net	$251,784	$—

Future Scheduled Maturities—As of March 31, 2023, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

2023	$—
2024	—
2025	—
2026	140,000
2027	115,000
Thereafter	—
Total principal maturities	255,000
Unamortized discounts and deferred financing costs, net	(3,216)
Total debt obligations, net	$251,784

Safe Credit Facility—In connection with the Spin-Off, on March 31, 2023, the Company, as borrower, entered into a credit agreement with Safe for a secured term loan with an outstanding principal amount of $115 million, plus up to $25 million in incremental borrowing capacity for specified purposes (the "Safe Credit Facility"). The Safe Credit Facility matures on March 31, 2027.

Interest on borrowings under the Safe Credit Facility is payable in cash or in kind; provided, that so long as no event of default has occurred and is continuing, the Company may, at its option, elect that the interest for any two interest periods be paid-in-kind (any such period, a "Safe Loan PIK Period"). Amounts outstanding under the Safe Credit Facility accrue interest at a rate equal to (i) at any time during a Safe Loan PIK Period, (x) 10.00% per annum, or (y) to the extent any loan remains outstanding under an incremental facility at such time, 12.00% per annum, as applicable, and (ii) at any time other than during a Safe Loan PIK Period, (x) 8.00% per annum or (y) to the extent any loan remains outstanding under an Incremental Facility at such time, 10.00% per annum, as applicable. Amounts outstanding under the Safe Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.

The Company paid a $0.6 million commitment fee in connection with the Safe Credit Facility. The Safe Credit Facility is secured by a first priority pledge of the equity interests in certain subsidiaries of the Company.

Margin Loan Facility—Additionally, on March 31, 2023, STAR Investment Holdings SPV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company ("STAR SPV"), as borrower, entered into a margin loan agreement providing for a three-year, $140.0 million senior secured margin loan facility (the "Margin Loan Facility"), with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. LLC, as calculation agent, and Morgan Stanley Bank, N.A., as initial lender. STAR SPV drew the full amount of the Margin Loan Facility on March 31, 2023 and directed that approximately $88.0 million of the proceeds be applied to redeem iStar’s senior unsecured notes due 2024, 2025 and 2026. The Margin Loan Facility is initially secured by a first priority pledge of the Safe Shares and has a maturity of March 31, 2026.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Interest on the Margin Loan Facility is payable in cash; provided, that STAR SPV may, at its option, elect that the interest for any future interest period be paid-in-kind. Amounts outstanding under the Margin Loan Facility accrue interest at a rate equal to term SOFR for a three-month tenor plus a spread. Amounts outstanding under the Margin Loan Facility may be prepaid at any time upon prior notice, in whole or in part, subject to the payment of any applicable make-whole amount.

During the three months ended March 31, 2023, the Company assumed a $125.0 million loan payable to iStar. The loan had an interest rate of 8.0%. As a result, the Company recognized $2.5 million of interest expense during the three months ended March 31, 2023. The loan was repaid during the three months ended March 31, 2023.

Debt Covenants— The Safe Credit Facility requires that the Company comply with various covenants, including, without limitation, covenants restricting, subject to certain exceptions, indebtedness, liens, investments, mergers, asset sales and the payment of certain dividends. Additionally, the Safe Credit Facility includes customary representations and warranties as well as customary events of default, the occurrence of which, following any applicable grace period, would permit New Safe to, among other things, declare the principal, accrued interest and other obligations of the Company under the Safe Credit Facility to be immediately due and payable and foreclose on the collateral securing the Safe Credit Facility.

The Margin Loan Facility requires that STAR SPV comply with various covenants, including, without limitation, covenants restricting, subject to certain exceptions, indebtedness, liens, investments and the payment of dividends. Additionally, the Margin Loan Facility includes customary representations and warranties, events of default and other creditor protections for this type of facility. Upon the occurrence of certain events which are customary for this type of facility, STAR SPV may be required to prepay all amounts due under the Margin Loan Facility or post additional collateral in accordance with the Margin Loan Facility and related agreements.

Note 10—Commitments and Contingencies

Commitments— Total operating lease expense for the three months ended March 31, 2023 and 2022 was $0.1 million and $0.1 million, respectively. Future minimum lease obligations under non-cancelable operating leases as of March 2031, 2023 are as follows ($ in thousands):(1)

2023 (remaining nine months)	$365
2024	486
2025	486
2026	486
2027	162
Thereafter	—
Total undiscounted cash flows	1,985
Present value discount(1)	(121)
Lease liabilities	$1,864
(1)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 3.0% and the weighted average remaining lease term is 4.0 years.

Legal Proceedings—The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company’s business as a finance and investment company focused on the commercial real estate industry, including foreclosure-related proceedings. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding that would have a material effect on the Company’s combined and consolidated financial statements.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Risk Management

Risk management

In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different points in time and potentially at different bases, than its interest-earning assets. Credit risk is the risk of default on the Company’s lending investments or leases that result from a borrower’s or tenant’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans and other lending investments due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans, the valuation of real estate assets by the Company as well as changes in foreign currency exchange rates.

Risk concentrations—Concentrations of credit risks arise when a number of borrowers or tenants related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions.

All of the Company’s real estate and assets collateralizing its loans receivable are located in the United States. As of March 31, 2023, the Company’s portfolio contains concentrations in the following property types: entertainment/leisure, land and development, multifamily, hotel, condominium and retail.

The Company underwrites the credit of prospective borrowers and tenants and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company’s loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or tenant, the inability of that borrower or tenant to make its payment could have a material adverse effect on the Company.

Note 12—Equity

Common Stock—On March 31, 2023, in connection with the Spin-Off,  iStar distributed 100% of the common shares of beneficial interest in the Company to holders of common stock of iStar ("iStar Common Stock") by way of a pro rata distribution of 0.153 common shares of the Company for each outstanding share of iStar Common Stock held on the record date of the distribution.  As of March 31, 2023, the Company has one class of common stock with 13,319,552 shares outstanding.

Net Parent Investment—The Company’s net parent investment represents net contributions from and distributions to iStar through the date of the Spin-Off. Certain of the entities included in the Company’s financial statements did not have bank accounts for the periods presented and most cash transactions for the Company were transacted through bank accounts owned by iStar and are included in the Company’s equity.

Accumulated Other Comprehensive Income (Loss)— “Accumulated other comprehensive income (loss)” reflected in the Company’s shareholders’ equity is comprised of the Company’s share of unrealized gains or losses on cash flow hedges of its equity method investments. The Company does not have any derivatives as of March 31, 2023.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Earnings Per Share

The following table presents a reconciliation of income from operations used in the basic and diluted earnings per share (“EPS”) calculations ($ in thousands, except for per share data):

	For the Three Months Ended March 31,
	2023	2022
Net income (loss)	$(90,740)	$(538)
Net (income) loss from operations attributable to noncontrolling interests	25	18
Net income (loss) allocable to common shareholders	$(90,715)	$(520)

	For the Three Months Ended March 31,
	2023	2022
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) allocable to common shareholders	$(90,715)	$(520)

Denominator for basic and diluted earnings per share:(1)
Weighted average common shares outstanding for basic and diluted earnings per common share	13,320	13,320

Basic and diluted earnings per common share:
Net income (loss) allocable to common shareholders	$(6.81)	$(0.04)
(1)	The weighted average shares outstanding for the EPS calculation assumes the pro rata distribution of 0.153 common shares of the Company’s common stock for each outstanding share of iStar Common Stock on the record date of the distribution were issued and outstanding for all periods presented.

Note 14—Fair Values

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy prioritizes the inputs to be used in valuation techniques to measure fair value:

Level 1:  Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:    Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3:    Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Certain of the Company’s assets and liabilities are recorded at fair value either on a recurring or non-recurring basis. Assets required to be marked-to-market and reported at fair value every reporting period are classified as being valued on a recurring basis. Assets not required to be recorded at fair value every period may be recorded at fair value if a specific

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

provision or other impairment is recorded within the period to mark the carrying value of the asset to market as of the reporting date. Such assets are classified as being valued on a non-recurring basis.

The following fair value hierarchy table summarizes the Company’s assets recorded at fair value on a recurring or non-recurring basis by the above categories as of March 31, 2023 and December 31, 2022 ($ in thousands):

	Fair Value Using
		Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2023
Recurring basis:
Other investments (refer to Note 7)	$397,160	$397,160	$—	$—

As of December 31, 2022
Non-recurring basis:
Real estate, net(1)	$811	$—	$—	$811
Impaired land and development(2)	26,300	—	—	26,300
Loans receivable held for sale (refer to Note 6)	37,650	—	—	37,650
(1)	During the year ended December 31, 2022, the Company recorded a $1.8 million impairment on an operating property with an estimated fair value of $0.8 million. The estimated fair value is based on the cash flows expected to be received.

(2)	During the year ended December 31, 2022, the Company recorded a $12.7 million impairment on a land and development asset with an estimated fair value of $26.3 million. The estimated fair value is based on future cash flows expected to be received using a discount rate of 12.5%.

Fair values of financial instruments—The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of March 31, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Loans receivable and other lending investments, net(1)	$20	$18	$49	$46
Loans receivable held for sale(1)	—	—	38	38
Equity investment in Safe(2)	397	397	—	—
Cash and cash equivalents(3)	70	70	4	4
Restricted cash(3)	5	5	3	3

Liabilities
Debt obligations, net(1)	252	252	—	—
(1)	The fair value of the Company’s loans receivable and other lending investments, net, loans receivable held for sale and debt obligations are classified as Level 3 within the fair value hierarchy.
(2)	The fair value of the Company’s investment in approximately 13.5 million shares of Safe common stock is classified as Level 1 within the fair value hierarchy, and is included within “Other investments” on the Company’s balance sheet.
(3)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values. Restricted cash is recorded in “Deferred expenses and other assets, net” on the Company’s balance sheet. The fair value of the Company’s cash and cash equivalents and restricted cash are classified as Level 1 within the fair value hierarchy.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are included with respect to, among other things, Star Holdings’ (the “Company’s”) current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Exhibit 99.1 to our Amendment No. 3 to Form 10 filed with the SEC on March 20, 2023, all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “we,” “our” and “us” refer to Star Holdings and its combined and consolidated subsidiaries, unless the context indicates otherwise.

The discussion below should be read in conjunction with our combined and consolidated financial statements and related notes in this quarterly report on Form 10-Q and Exhibit 99.1 to our Amendment No. 3 to Form 10 filed with the SEC on March 20, 2023. These historical financial statements may not be indicative of our future performance.

The Spin-Off

On March 31, 2023, we completed a series of reorganization and separation transactions (collectively, the “Spin-Off”) in accordance with the terms of a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), dated as of March 31, 2023, by and between the Company and iStar Inc., a Maryland corporation ("iStar"). To effectuate the Spin-Off: (i) iStar contributed its remaining legacy non-ground lease assets, 13,522,651 shares of common stock of Safehold Inc. (the "Safe Shares") and certain other assets to us; and (ii) iStar distributed 100% of the common shares of beneficial interest in us to holders of common stock of iStar by way of a pro rata distribution of 0.153 common shares of the Company for each outstanding share of iStar common stock held on the record date of the distribution.

Following the Spin-Off, we became an independent, publicly traded company. Our common shares commenced regular-way trading on the Nasdaq Global Market (the “Nasdaq”) under the symbol “STHO” on March 31, 2023. Shortly after the Spin-Off, iStar completed its previously-announced merger (the "Merger") with Safehold Inc., a Maryland corporation. iStar continued as the surviving corporation in the Merger and changed its name to “Safehold Inc.” ("Safe").

In connection with the Spin-off, the Company entered into the Separation and Distribution Agreement, a management agreement with a subsidiary of Safe (the "Management Agreement"), a governance agreement with Safe (the "Governance Agreement") and a registration rights agreement with Safe (the "Registration Rights Agreement"). We also entered into a credit facility with Safe (the "Safe Credit Facility") and a margin loan facility with a third-party lender (the "Margin Loan Facility").

Our Development Portfolio

Asbury Park Waterfront

We are the managing member in Asbury Partners, LLC, which is the joint venture that owns the Asbury Park Waterfront investment. The aggregate carrying value of the Asbury Park Waterfront investment was approximately $170.5 million as of March 31, 2023.

The Asbury Park Waterfront investment includes the following:

●	Asbury Ocean Club Surfside Resort and Residences: a 16-story mixed use project featuring 130 residential condominium units, a 54-key luxury boutique hotel, 24,000 square feet of retail space, 410 structured parking spaces and a 15,000 square foot gym and spa amenity area. The property was completed in 2019. The hotel is managed by a third party. As of March 31, 2023, eight residential condominium units remain unsold.
●	The Asbury: a 110-key independent boutique hotel with indoor and outdoor event spaces, and a rooftop bar. The hotel was completed in 2016 and is managed by a third party.
●	Asbury Lanes: a 12,000 square foot music and entertainment venue. The venue was completed in 2018, connected to The Asbury, and is managed by a third party.

Our current strategy for the Asbury Park Waterfront investment is to sell the remaining residential condominium units at Asbury Ocean Club, actively asset manage our operating assets, and strategically monetize the remaining development sites and our operating assets through sales to third party developers and operators while meeting our obligations under the redevelopment agreement with the city of Asbury Park.

Magnolia Green

Magnolia Green is an approximately 1,900 acre multi-generational master planned residential community that is entitled for 3,550 single and multifamily dwelling units and approximately 193 acres of land for commercial development. The community is located 19 miles southwest of Richmond, Virginia and offers distinct phases designed for people in different life stages, from first home buyers to empty nesters in single family and townhomes built by the area’s top homebuilders. The project is anchored by the Magnolia Green Golf Club, a semi-private 18-hole Nicklaus Design championship golf course with full-service clubhouse and driving range. There are also numerous community amenities, including the Aquatic Center, featuring multiple pools and a snack bar, Arbor Walk, featuring a junior Olympic competition pool, water slide and sports courts, the Tennis Center, featuring tennis and pickleball courts and a pro shop, and miles of paved trails. The aggregate carrying value of our Magnolia Green assets as of March 31, 2023 was $86.0 million.

As of March 31, 2023, 1,825 residential lots have been sold to homebuilders. We anticipate selling our remaining residential lots to homebuilders either upon completion of horizontal lot development or in bulk as unimproved lots over the next three years and it could take substantially longer. We anticipate selling the golf course operations to a third party upon completion of residential lot sellout. There can be no assurance, however, that these sales will be completed.

Our Monetizing Portfolio

As of March 31, 2023, we owned assets that we expect to monetize primarily through asset sales, loan repayments or active asset management. These assets included in our portfolio as of March 31, 2023 had an aggregate carrying value of approximately $64.4 million and were comprised primarily of loans, operating properties, land and other assets. Summarized information regarding these assets is set forth below.

Loans.   The loans included in our monetizing portfolio as of March 31, 2023 include three assets with an aggregate carrying value of $19.9 million. The assets are secured by real properties or equity interests in entities that own directly or indirectly real properties.

Operating Properties.   The operating properties included in our portfolio as of March 31, 2023 include two ventures which sold residential active adult properties and have an aggregate carrying value of $0.5 million as the ventures liquidate.

Land.   The land assets included in our portfolio as of March 31, 2023 include three assets with an aggregate carrying value of approximately $39.8 million and one venture with a carrying value of $0.2 million. Our general strategy is to seek to sell the land assets to third party developers.

Other.   The remainder of the monetizing assets primarily consist of two short term leases that we have subleased to third parties, which had an aggregate carrying value of $4.0 million as of March 31, 2023, and a group of loans and equity interests that are recorded as having no carrying value in our financial statements. Our general strategy is to seek to sell these assets, although we may hold one or both leases until they expire. For the assets with no carrying value, we may seek to sell these assets but can give no assurance that we will recover any value from them.

Investment in Safe.   In addition to the assets described above, we also own the Safe Shares which had a fair value of $397.2 million based on the closing price of $29.37 as of March 31, 2023.

The Safe Shares collateralize our $140.0 million Margin Loan Facility and we are prohibited from transferring any Safe Shares for nine months following the closing of the Merger, except as may be required under the terms of the Margin Loan Facility. After the expiration of the 9 month lockup and repayment of the Margin Loan Facility, our Safe Shares would be available to us as a source of liquidity to address future capital needs subject to market conditions.

Results of Operations for the Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

	For the Three Months Ended
	March 31,
	2023	2022	$ Change

	(in thousands)
Operating lease income	$1,701	$3,109	$(1,408)
Interest income	1,115	4,873	(3,758)
Other income	4,406	3,989	417
Land development revenue	9,564	14,900	(5,336)
Total revenue	16,786	26,871	(10,085)
Interest expense	10,099	13,240	(3,141)
Real estate expense	9,594	9,869	(275)
Land development cost of sales	9,976	14,496	(4,520)
Depreciation and amortization	1,080	1,215	(135)
General and administrative	14,098	944	13,154
Provision for loan losses	1,701	135	1,566
Other expense	288	115	173
Total costs and expenses	46,836	40,014	6,822
Unrealized loss on equity investment	(90,664)	—	(90,664)
Earnings from equity method investments	29,974	12,605	17,369
Net loss	$(90,740)	$(538)	$(90,202)

Revenue—Operating lease income, which primarily includes income from commercial operating properties, decreased to $1.7 million during the three months ended March 31, 2023 from $3.1 million for the same period in 2022. The decrease was primarily due to the sale of assets.

Interest income decreased to $1.1 million during the three months ended March 31, 2023 from $4.9 million for the same period in 2022. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans and other lending investments due to loan sales and the repayment of loans during 2022 and 2023.

Other income increased to $4.4 million during the three months ended March 31, 2023 from $4.0 million for the same period in 2022. Other income consists primarily of income from our loan portfolio, hotel properties and other operating properties, such as Asbury Lanes.

Land development revenue and cost of sales—During the three months ended March 31, 2023, we sold residential lots and units and recognized land development revenue of $9.6 million which had associated cost of sales of $10.0 million. During the three months ended March 31, 2022, we sold residential lots and units and recognized land development revenue of $14.9 million which had associated cost of sales of $14.5 million. The decrease in land development revenue in 2023 was due primarily to a decrease in revenues from our Naples Reserve (fully sold out in 2022), Magnolia Green and Asbury Park properties. As we execute future sales and have fewer remaining residential and development assets, we expect our land development revenue will further decline. The timing and amount of such sales cannot be predicted with certainty.

Costs and expenses—Interest expense represents an allocation to us from iStar. Interest expense was allocated to us by calculating our average net assets by property type as a percentage of the average net assets of iStar's segments and multiplying that percentage by the interest expense allocated to each of iStar's segments included in our financial statements (refer to Note 2 to the combined and consolidated financial statements). For the three months ended March 31, 2023 and 2022, we were allocated $8.0 million and $13.2 million, respectively, of interest expense. The decrease in 2023 was due primarily to a decrease in our average net assets and a decrease in iStar’s average outstanding debt and average cost of debt as compared to 2022. For the three months ended March 31, 2023, interest expense also included amounts payable to iStar.

Real estate expense was $9.6 million during the three months ended March 31, 2023 and $9.9 million for the same period in 2022. Real estate expense primarily represents expenses at our hotel and retail operating properties.

Depreciation and amortization was $1.1 million during the three months ended March 31, 2023 and $1.2 million for the same period in 2022.

General and administrative expense represents an allocation of costs, including performance-based compensation, to us from iStar. General and administrative expenses, including stock-based compensation, represents a pro rata allocation of costs from iStar's real estate finance, operating properties, land and development and corporate business segments based on our average net assets for those property types as a percentage of iStar's average net assets for those segments (refer to Note 2 to the combined and consolidated financial statements). During the three months ended March 31, 2023 and 2022, we were allocated $14.1 million and $0.9 million, respectively, of general and administrative expense from iStar. The increase in 2023 from 2022 was due primarily to a increase in general and administrative expense at iStar resulting from an increase in performance-based compensation.

The provision for loan losses was $1.7 million for the three months ended March 31, 2023 as compared to a provision for loan losses of $0.1 million for the same period in 2022. The provision for loan losses for the three months ended March 31, 2023 resulted primarily from the sale of a non-performing loan, which was partially offset by a reversal of Expected Loss allowances on loans that repaid in full in the first quarter 2023. The provision for loan losses for the three months ended March 31, 2022 resulted from the accretion on our held-to-maturity security.

Other expense was $0.3 million during the three months ended March 31, 2023 and $0.1 million for the same period in 2022. The increase in other expenses for the three months ended March 31, 2023 was due primarily to legal and consulting costs in connection with sale and repayments of non-performing loans.

Unrealized loss on equity investment represents the unrealized loss on our Safe Shares. Subsequent to the Spin-Off, we account for our Safe Shares as an equity investment under ASC 321, which requires that we adjust our investment in the Safe Shares to fair value through income at each reporting period. The unrealized loss represents the difference between the fair value of our investment in the Safe Shares as of March 31, 2023 and iStar’s historical carrying amount of the Safe Shares at the time of the Spin-Off.

Earnings from equity method investments—Earnings from equity method investments was $30.0 million during the three months ended March 31, 2023 and $12.6 million for the same period in 2022. During the three months ended March 31, 2023, we recognized $1.1 million of income from our historical equity method investment in Safe and $28.9 million of net aggregate income from our remaining equity method investments due to asset sales at the ventures. During the three months ended March 31, 2022, we recognized $6.4 million of income from our historical equity method investment in Safe (which included a dilution gain of $0.3 million – refer to Note 7) and $6.2 million of net aggregate income from our remaining equity method investments. After completion of the Spin-Off, we no longer treat our investment in Safe Shares as an equity method investment.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including to pay interest and repay borrowings, develop our assets and maintain our operations, make distributions to our shareholders and meet other general business needs. We are a recently formed company and, as a result, we have not paid any dividends as of March 31, 2023. We do not expect to pay regular dividends. We intend to make distributions of available cash from time to time, primarily dependent upon our ability to sell assets and the prices at which we sell our assets.

Our sources of cash will be largely dependent on asset sales, which are difficult to predict in terms of timing and amount. While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial position, liquidity and results of operations. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Our primary sources of liquidity will generally consist of our cash on hand and proceeds from asset sales.

We expect our short-term and long-term liquidity requirements to include:

●	capital expenditures on our Asbury Park Waterfront and Magnolia Green development projects;

●	debt service on the Safe Credit Facility and the Margin Loan Facility (refer to Note 9 to the combined and consolidated financial statements), and any other indebtedness including any repurchase agreements;

●	management fees and expense reimbursements payable to our manager;

●	operating expenses; and

●	distributions to shareholders if we have any excess cash on hand from asset sales after the repayment of our debt obligations.

We expect to meet our short-term liquidity requirements through any cash flows from operations, proceeds from asset sales and our unrestricted cash. We expect to meet our long-term liquidity requirements through any cash flows from operations and proceeds from asset sales.

Our future cash sources will be largely dependent on proceeds from asset sales. The amount and timing of asset sales could be adversely affected by a number of factors, some of which are outside of our control, including the macroeconomic factors discussed below. In addition, we are prohibited from selling our Safe Shares for a period of nine months following the completion of the Spin-off, except as may be required under the Margin Loan Facility. We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and changes in market conditions. The uncertainty related to macroeconomic factors such as inflation, interest rate increases, market volatility, disruptions in the banking sector and the availability of financing, and the effects of these factors on the economy generally and on the commercial real estate markets in which we operate, make it impossible for us to predict or to quantify the impact of these or other trends on our financial results or liquidity.

The following table outlines our cash flows provided by operating activities, cash flows used in investing activities and cash flows provided by financing activities for the three months ended March 31, 2023 and 2022 ($ in thousands):

	For the Three Months Ended March 31,
	2023	2022
Cash flows provided by (used in) operating activities	$(554)	$(10,750)
Cash flows provided by (used in) investing activities	116,779	(68,716)
Cash flows provided by (used in) financing activities	(48,268)	82,655

The increase in cash flows provided by operating activities during 2023 was due primarily to an increase in distributions from equity method investments. The increase in cash flows provided by investing activities during 2023 was due primarily to an increase in proceeds from the repayment and sale of loans receivable, an increase in distributions from other investments and a decrease in contributions to other investments. The decrease in cash flows provided by financing activities during 2023 was due primarily to greater contributions from iStar in 2022 to fund investment activities in the prior period and greater distributions of proceeds to iStar from asset liquidations during 2023, partially offset by loan proceeds during 2023.

Debt Covenants— The Margin Loan Facility requires that we comply with various covenants, including, without limitation, covenants restricting, subject to certain exceptions, indebtedness, liens, investments and the payment of dividends. Additionally, the Margin Loan Facility includes customary representations and warranties, events of default and other creditor protections for this type of facility. Upon the occurrence of certain events which are customary for this type of facility, we may be required to prepay all amounts due under the Margin Loan Facility or post additional collateral in accordance with the Margin Loan Facility and related agreements.

The Safe Credit Facility requires that we comply with various covenants, including, without limitation, covenants restricting, subject to certain exceptions, indebtedness, liens, investments, mergers, asset sales and the payment of certain dividends. Additionally, the Safe Credit Facility includes customary representations and warranties as well as customary events of default, the occurrence of which, following any applicable grace period, would permit Safe to, among other things, declare the principal, accrued interest and other obligations of ours under the Safe Credit Facility to be immediately due and payable and foreclose on the collateral securing the Safe Credit Facility.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments in certain circumstances that affect amounts reported as assets, liabilities, revenues and expenses. We have established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, reviewed and applied consistently from period to period. We base our estimates on historical corporate and industry experience and various other assumptions that we believe to be appropriate under the circumstances. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and, therefore, routinely require adjustment.

The following is a summary of accounting policies that require more significant management estimates and judgments:

Allowance for loan losses —We perform a quarterly comprehensive analysis of our loan portfolio and assign risk ratings that incorporate management’s current judgments about credit quality based on all known and relevant internal and external factors that may affect collectability. We consider, among other things, payment status, lien position, borrower or tenant financial resources and investment collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans being risk rated, with ratings ranging from “1” to “5” with “1” representing the lowest risk of loss and “5” representing the highest risk of loss.

Upon the adoption of ASU 2016-13 on January 1, 2020, we implemented procedures to estimate our expected loss (“Expected Loss”) on our loans (including unfunded loan commitments) and held-to-maturity debt securities based on relevant information including historical realized loss rates, current market conditions and reasonable and supportable forecasts that affect the collectability of our investments. The estimate of our Expected Loss requires significant judgment and we analyze our loan portfolio based upon our different categories of financial assets, which includes: (i) loans and held-to-maturity debt securities and (ii) construction loans.

For our loans, held-to-maturity debt securities and construction loans, we analyzed our historical realized loss experience to estimate our Expected Loss. We adjusted our Expected Loss through the use of third-party market data that provided current and future economic conditions that may impact the performance of the commercial real estate assets securing our investments.

We consider a loan to be non-performing and place it on non-accrual status at such time as: (1) interest payments become 90 days delinquent; (2) it has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. Non-accrual loans are returned to accrual status when they have become contractually current and management believes all amounts contractually owed will be received. We will record a specific allowance on a non-performing loan if we determine that the collateral fair value less costs to sell is less than the carrying value of the collateral-dependent asset. The specific allowance is increased (decreased) through “Provision for loan losses” in our combined and consolidated statements of operations and is decreased by charge-offs. During delinquency and the foreclosure process, there are typically numerous points of negotiation with the borrower or tenant as we work toward a settlement or other alternative resolution, which can impact the potential for repayment or receipt of collateral. Our policy is to charge off a loan when we determine, based on a variety of factors, that all commercially reasonable means of recovering the loan balance have been exhausted. This may occur at different times, including when we receive cash or other assets in a pre-foreclosure sale or take control of the underlying collateral in full satisfaction of the loan upon foreclosure or deed-in-lieu, or when we have otherwise ceased significant collection efforts. We consider circumstances such as the foregoing to be indicators that the final steps in the loan collection process have occurred and that a loan is uncollectible. At this point, a loss is confirmed and the loan and related allowance will be charged off.

The provision for loan losses for the three months ended March 31, 2023 and 2022 was $1.7 million and $0.1 million, respectively.

Impairment or disposal of long-lived assets — We periodically review real estate to be held for use and land and development assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The asset’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate and land and development assets, when applicable, are recorded in “Impairment of assets” in our combined and consolidated statements of operations. Estimating future cash flows and fair values is highly subjective and such estimates could differ materially from actual results.

Real estate assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell and are included in “Real estate available and held for sale” on our combined and consolidated balance sheets. The difference between the estimated fair value less costs to sell and the carrying value will be recorded as an impairment charge. Once the asset is classified as held for sale, depreciation expense is no longer recorded.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market Risks

Market risk is the exposure to loss resulting from changes in interest rates, commodity prices and equity prices. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk. Our operating results will depend in part on the difference between the interest and related income earned on our assets and the interest expense incurred in connection with our interest-bearing liabilities. Changes in the general level of interest rates prevailing in the financial markets will affect our floating liabilities. Any significant increase in interest rates on our interest-bearing liabilities could have a material adverse effect on us. There can be no assurance that our profitability will not be materially adversely affected during any period as a result of changing interest rates.

In the event of a significant rising interest rate environment or economic downturn, defaults could increase and cause us to incur additional credit losses which would adversely affect our liquidity and operating results. Such delinquencies or defaults would likely have a material adverse effect on the spreads between interest-earning assets and interest-bearing liabilities. In addition, an increase in interest rates could, among other things, reduce the value of our fixed-rate interest-bearing assets and our ability to realize gains from the sale of such assets.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. We monitor the spreads between our interest-earning assets and interest-bearing liabilities and may implement hedging strategies to limit the effects of changes in interest rates on our operations, including engaging in interest rate swaps, interest rate caps and other interest rate-related derivative contracts. Such strategies are designed to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate movements in the market. We do not enter into derivative contracts for speculative purposes or as a hedge against changes in our credit risk or the credit risk of our borrowers.

The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest-bearing liabilities, should interest rates decrease or increase by 10, 50 or 100 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the one-month LIBOR rate of 4.86% and three-month SOFR rate of 4.91%as of March 31, 2023. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$630
-50 Basis Points	315
-10 Basis Points	63
Base Interest Rate	—
+10 Basis Points	(63)
+50 Basis Points	(315)
+100 Basis Points	(630)
(1)	As of March 31, 2023, we had $140.0 million principal amount of floating-rate debt obligations outstanding, $6.8 million principal amount of floating-rate loans receivable outstanding and $70.2 million of cash and cash equivalents.

Item 4.   Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to the Company’s Chief Executive Officer and Chief Financial Officer.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) or Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

There have been no changes in the Company’s internal control over financial reporting during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company’s business as a finance and investment company focused on the commercial real estate industry, including foreclosure-related proceedings. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding that would have a material adverse effect on the Company’s combined and consolidated financial statements.

Item 1A.   Risk Factors

There were no material changes from the risk factors previously disclosed in the preliminary information statement included as Exhibit 99.1 to Star Holdings' Registration Statement on Form 10 (File No. 001-41572) initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 16, 2022, the final version of which was included as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on March 22, 2023.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended March 31, 2023.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

INDEX TO EXHIBITS

Exhibit Number	Document Description
10.1	Amended and Restated Credit Agreement, dated as of March 31, 2023, by and between Star Holdings and Safehold Inc.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 is formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Combined and Consolidated Balance Sheets (unaudited) as of March 31, 2023 and December 31, 2022, (ii) the Combined and Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2023 and 2022, (iii) the Combined and Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2023 and 2022, (iv) the Combined and Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2023 and 2022, (v) the Combined and Consolidated Statements of Cash Flows (unaudited) for three months ended March 31, 2023 and 2022 and (vi) the Notes to the Combined and Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
*

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934 and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Star Holdings Registrant

Date:	May 11, 2023	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

Star Holdings Registrant
Date:	May 11, 2023	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial officer)

RETT

Star Holdings Registrant
Date:	May 11, 2023	/s/ GARETT ROSENBLUM
Garett Rosenblum
Chief Accounting Officer