Form 10-Q
period 2023-06-30
Star Holdings
filed 2023-08-09
CIK 1953366

Consolidate

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2023
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

As of August 7, 2023, there were 13,319,552 shares, $0.001 par value per share, of Star Holdings common stock outstanding.

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

The financial statements of the Company included in this report present the financial condition of the Company as of June 30, 2023. The closing date of the Spin-Off, the Merger and related transactions was March 31, 2023. Therefore, the discussion of the Company's results of operations, cash flows and financial condition set forth in this report prior to March 31, 2023 is not necessarily indicative of the future results of operations, cash flows or financial condition of the Company as an independent, publicly traded company. Moreover, the financial results of "iStar Included Assets" (as defined below) are not necessarily indicative of the Company's results of operations, cash flows or financial position following the Spin-Off, the Merger and related transactions. For information regarding the risks related to our business, refer to the risk factors contained in the Form 10 and the Information Statement.

PART I. COMBINED AND CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Star Holdings

Combined and Consolidated Balance Sheets

(In thousands, except per share data)(1)

(unaudited)

	As of
	June 30,	December 31,
	2023	2022
ASSETS
Real estate
Real estate, at cost	$97,511	$94,593
Less: accumulated depreciation	(20,183)	(18,096)
Real estate, net	77,328	76,497
Land and development, net	214,905	232,014
Loans receivable and other lending investments, net ($389 and $925 of allowances as of June 30, 2023 and December 31, 2022, respectively)	13,400	48,655
Loans receivable held for sale	—	37,650
Other investments	321,204	587,138
Cash and cash equivalents	54,944	4,227
Accrued interest and operating lease income receivable, net	846	1,132
Deferred operating lease income receivable, net	1,077	1,137
Deferred expenses and other assets, net	18,682	16,921
Total assets	$702,386	$1,005,371
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$44,304	$33,102
Debt obligations, net	227,404	—
Total liabilities	271,708	33,102
Commitments and contingencies (refer to Note 10)
Equity:
Net Parent Investment	—	971,543
Star Holdings shareholders' equity:
Common Stock, $0.001 par value, 200,000 shares authorized, 13,320 and zero shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	13	—
Additional paid-in capital	607,623	—
Accumulated deficit	(180,761)	—
Star Holdings shareholders' equity	426,875	—
Noncontrolling interests	3,803	726
Total equity	430,678	972,269
Total liabilities and equity	$702,386	$1,005,371
(1)	Refer to Note 2 for details on the Company’s combined and consolidated variable interest entities (“VIEs”).
(2)	As of June 30, 2023, includes $7.2 million of management fees due to Safe (refer to Note 1).

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Operating lease income	$1,610	$3,182	$3,310	$6,291
Interest income	397	4,221	1,512	9,094
Other income(1)	11,655	8,937	16,062	12,926
Land development revenue	11,818	24,403	21,382	39,303
Total revenues	25,480	40,743	42,266	67,614
Costs and expenses:
Interest expense	2,609	10,538	12,708	23,778
Interest expense - related party	2,100	—	2,100	—
Real estate expense	12,395	12,399	21,989	22,268
Land development cost of sales	12,356	24,095	22,332	38,591
Depreciation and amortization	1,090	1,196	2,171	2,411
General and administrative(2)	7,552	(2,067)	21,650	(1,123)
(Recovery of) provision for loan losses	(69)	22,578	1,632	22,713
Impairment of assets	—	1,750	—	1,750
Other expense	315	41	602	156
Total costs and expenses	38,348	70,530	85,184	110,544
Unrealized loss on equity investment	(76,268)	—	(166,932)	—
Income (loss) from operations before earnings from equity method investments and other items	(89,136)	(29,787)	(209,850)	(42,930)
Loss on early extinguishment of debt, net	(1,040)	—	(1,040)	—
Earnings from equity method investments	242	8,904	30,216	21,509
Net income (loss)	(89,934)	(20,883)	(180,674)	(21,421)
Net (income) loss from operations attributable to noncontrolling interests	(27)	(7)	(2)	11
Net income (loss) allocable to common shareholders	$(89,961)	$(20,890)	$(180,676)	$(21,410)
Per common share data:
Net income (loss) allocable to common shareholders
Basic and diluted	$(6.75)	$(1.57)	$(13.56)	$(1.61)

Weighted average number of common shares:
Basic and diluted	13,320	13,320	13,320	13,320
(1)	For the three months ended June 30, 2023 and 2022, includes $6.1 million and $6.1 million, respectively, of revenues from hotel properties. For the six months ended June 30, 2023 and 2022, includes $8.1 million and $8.1 million, respectively, of revenues from hotel properties.
(2)	For both the three and six months ended June 30, 2023, includes $7.2 million of management fees incurred to related parties.

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(89,934)	$(20,883)	$(180,674)	$(21,421)
Other comprehensive income:
Reclassification of losses on cash flow hedges into earnings upon realization(1)	—	217	5,933	450
Unrealized losses on available-for-sale securities	—	(1,610)	—	(4,623)
Unrealized gains (losses) on cash flow hedges	—	1,643	(6,922)	2,677
Other comprehensive income (loss)	—	250	(989)	(1,496)
Comprehensive income (loss)	(89,934)	(20,633)	(181,663)	(22,917)
Comprehensive (income) loss attributable to noncontrolling interests	(27)	(7)	(2)	11
Comprehensive income (loss) attributable to common shareholders	$(89,961)	$(20,640)	$(181,665)	$(22,906)
(1)	Reclassified to “Earnings from equity method investments” in the Company’s combined and consolidated statements of operations for the Company’ impact of designated cash flow hedges at Safe (refer to Note 7).

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

	Common	Additional
	Stock	Paid-In	Accumulated	Net Parent	Noncontrolling	Total
	At Par	Capital	Deficit	Investment	Interests	Equity
Balance as of March 31, 2023	$13	$607,623	$(90,800)	$—	$3,799	$520,635
Net income (loss)	—	—	(89,961)	—	27	(89,934)
Change in noncontrolling interests	—	—	—	—	(23)	(23)
Balance as of June 30, 2023	$13	$607,623	$(180,761)	$—	$3,803	$430,678

Balance as of March 31, 2022	$—	$—	$—	$1,300,688	$671	$1,301,359
Net income (loss)	—	—	—	(20,890)	7	(20,883)
Change in accumulated other comprehensive income (loss)	—	—	—	250	—	250
Stock-based compensation	—	—	—	(8,367)	—	(8,367)
Net transactions with iStar Inc.	—	—	—	(118,903)	—	(118,903)
Balance as of June 30, 2022	$—	$—	$—	$1,152,778	$678	$1,153,456

Balance as of December 31, 2022	$—	$—	$—	$971,543	$726	$972,269
Net income (loss)	—	—	(180,761)	85	2	(180,674)
Change in accumulated other comprehensive income (loss)	—	—	—	(989)	—	(989)
Common shares issued in conjunction with Spin-Off (refer to Note 1)	13	607,623	—	(607,636)	—	—
Contributions from noncontrolling interests	—	—	—	—	3,098	3,098
Stock-based compensation	—	—	—	1,778	—	1,778
Net transactions with iStar Inc.	—	—	—	(364,781)	—	(364,781)
Change in noncontrolling interests	—	—	—	—	(23)	(23)
Balance as of June 30, 2023	$13	$607,623	$(180,761)	$—	$3,803	$430,678

Balance as of December 31, 2021	$—	$—	$—	$1,223,695	$689	$1,224,384
Net income (loss)	—	—	—	(21,410)	(11)	(21,421)
Change in accumulated other comprehensive income (loss)	—	—	—	(1,496)	—	(1,496)
Stock-based compensation	—	—	—	(12,990)	—	(12,990)
Net transactions with iStar Inc.	—	—	—	(35,021)	—	(35,021)
Balance as of June 30, 2022	$—	$—	$—	$1,152,778	$678	$1,153,456

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(180,674)	$(21,421)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	1,632	22,713
Impairment of assets	—	1,750
Depreciation and amortization	2,171	2,411
Stock-based compensation	1,778	(12,990)
Amortization of discounts/premiums and deferred interest on loans, net	(484)	(5,398)
Deferred interest on loans received	4,517	4,738
Amortization of premium, discount and deferred financing costs on debt obligations, net	215	—
Earnings from equity method investments	(30,216)	(21,509)
Distributions from operations of other investments	19,459	8,498
Deferred operating lease income	60	218
Unrealized loss on equity investment	166,932	—
Loss on early extinguishment of debt	1,040	—
Land development revenue (in excess of) cost of sales	950	(712)
Other operating activities, net	292	181
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	756	234
Changes in deferred expenses and other assets, net	(3,452)	1,532
Changes in accounts payable, accrued expenses and other liabilities	10,368	537
Cash flows provided by (used in) operating activities	(4,656)	(19,218)
Cash flows from investing activities:
Originations and fundings of loans receivable, net	(2,168)	(4,762)
Capital expenditures on real estate assets	(680)	(355)
Capital expenditures on land and development assets	(6,761)	(10,088)
Repayments of and principal collections on loans receivable and other lending investments, net	31,757	57,273
Net proceeds from sales of loans receivable	37,650	49,380
Net proceeds from sales of land and development assets	21,185	38,004
Distributions from other investments	47,165	1,267
Contributions to and acquisition of interest in other investments	—	(80,372)
Other investing activities, net	732	8,985
Cash flows provided by (used in) investing activities	128,880	59,332
Cash flows from financing activities:
Net transactions with iStar Inc.	(290,077)	(37,921)
Borrowings from debt obligations	253,070	—
Repayments of debt obligations	(35,000)	—
Payment of deferred financing costs	(1,262)	—
Payments for debt prepayment or extinguishment costs	(635)	—
Cash flows provided by (used in) financing activities	(73,904)	(37,921)
Changes in cash, cash equivalents and restricted cash	50,320	2,193
Cash, cash equivalents and restricted cash at beginning of period	7,474	17,074
Cash, cash equivalents and restricted cash at end of period	$57,794	$19,267

	For the Six Months Ended June 30,
	2023	2022
Reconciliation of cash and cash equivalents and restricted cash presented on the combined and consolidated statements of cash flows
Cash and cash equivalents	$54,944	$17,486
Restricted cash included in deferred expenses and other assets, net	2,850	1,781
Total cash and cash equivalents and restricted cash	$57,794	$19,267
Supplemental disclosure of non-cash investing and financing activity:
Net transactions with iStar Inc.	$(74,704)	$2,900
Settlement of debt obligations	115,000	—
Assumption of debt obligations from iStar Inc.	125,000	—
Accounts payable for capital expenditures on land and development and real estate assets	1,276	2,789

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

The combined and consolidated financial statements of the Company include loans and other lending investments, operating properties and land and development assets that represent the assets, liabilities and operations from the assets included in the Spin-Off.  References to "iStar" in the notes to the Company's financial statements refer to iStar prior to the closing of the Merger and the Spin-Off.

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

The combined and consolidated financial statements of the Company prior to the Spin-off on March 31, 2023 represented a combination of entities under common control that have been “carved out” from iStar’s consolidated financial statements. Historically, financial statements of the Company have not been prepared as it was not operated separately from iStar. These combined and consolidated financial statements reflect the revenues and expenses of the

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Company and include certain assets and liabilities that were included in the Spin-Off, which have been reflected at iStar’s historical basis. All intercompany balances and transactions have been eliminated. The combined and consolidated financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what the financial position, results of operations and cash flows would have been had the Company operated as a standalone company during the periods presented.

These combined and consolidated financial statements include an allocation of general and administrative expenses and interest expense to the Company from iStar through the date of the Spin-Off. General and administrative expenses include certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock-based compensation, represent a pro rata allocation of costs from iStar’s real estate finance, operating properties, land and development and corporate business segments based on the Company’s average net assets for those segments as a percentage of iStar’s average net assets for those segments. Interest expense, net of amounts capitalized, was allocated to the Company by calculating the Company’s average net assets as a percentage of the average net assets in iStar’s segments and multiplying that percentage by the interest expense allocated to iStar’s segments. The Company believes the allocation methodology for general and administrative expenses and interest expense is reasonable. Accordingly, the general and administrative expense and interest expense allocations presented in our combined and consolidated statements of operations for historical periods does not necessarily reflect what our general and administrative expenses and interest expense will be as a standalone public company. For the three months ended June 30, 2022, the Company was allocated ($2.1) million of general and administrative expense and $10.5 million of interest expense. For the three months ended June 30, 2022, the general and administrative expense allocation includes ($8.4) million of stock-based compensation (refer to Note 3). For the six months ended June 30, 2023 and 2022, the Company was allocated $14.1 million and ($1.1) million, respectively, of general and administrative expense and $8.0 million and $23.8 million, respectively, of interest expense. For the six months ended June 30, 2023 and 2022, the general and administrative expense allocation includes $1.8 million and ($13.0) million, respectively, of stock-based compensation (refer to Note 3). Subsequent to the Spin-Off, the Company has its own general and administrative expense and interest expense as a stand-alone public company.

Prior to the Spin-Off, certain of the entities included in the Company’s financial statements did not have bank accounts for the periods presented, and certain cash transactions for the Company were transacted through bank accounts owned by iStar. The combined and consolidated statements of cash flows for the periods presented were prepared as if operating, investing and financing transactions for the Company had been transacted through its own bank accounts.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Principles of Combination and Consolidation—The combined and consolidated financial statements include on a carve-out basis the historical balance sheets and statements of operations and cash flows of assets, liabilities and operations included in the Spin-Off. For periods prior to March 31, 2023, the Company was allocated a number of shares of Safe common stock based on estimates driven by the total value of stock that iStar expected to contribute to the Company and the price per share of Safe common stock (refer to Note 7). Information for the periods subsequent to March 31, 2023 reflect the actual number of Safe Shares contributed to the Company.

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of June 30, 2023 and December 31, 2022. The following table presents the assets and liabilities of the Company’s consolidated VIEs as of June 30, 2023 and December 31, 2022 ($ in thousands):

	As of
	June 30, 2023	December 31, 2022
ASSETS
Real estate
Real estate, at cost	$94,735	$94,159
Less: accumulated depreciation	(19,655)	(18,033)
Real estate, net	75,080	76,126
Land and development, net	121,232	128,717
Cash and cash equivalents	11,665	3,754
Accrued interest and operating lease income receivable, net	23	—
Deferred operating lease income receivable, net	8	6
Deferred expenses and other assets, net	6,213	6,921
Total assets	$214,221	$215,524
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$27,078	$24,406
Total liabilities	27,078	24,406

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

Purchase price allocation —The Company’s acquisition of properties are generally accounted for as asset acquisitions. For asset acquisitions, the Company recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree based on their relative fair values and acquisition-related costs are capitalized and recorded in “Real estate, net” on the Company’s combined and consolidated balance sheets.

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

Impairments — The Company reviews real estate assets to be held for use and land and development assets, for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use and land and development assets are impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets and land and development assets, when applicable, are recorded in “Impairment of assets” in the Company’s combined and consolidated statements of operations. During the three and six months ended June 30, 2022, the Company recognized an impairment of $1.8 million on an operating property based on the expected cash flows to be received.

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

Cash and cash equivalents — Cash and cash equivalents include cash held in bank accounts. Prior to the Spin-Off, certain of the entities included in the Company’s combined and consolidated financial statements did not have bank accounts for the periods presented, and certain cash transactions for the Company were transacted through bank accounts owned by iStar. Cash and cash equivalents presented on the Company’s combined and consolidated balance sheets represents cash held in bank accounts directly attributable to the Company.

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

Deferred expenses and other assets / Accounts payable, accrued expenses and other liabilities — Deferred expenses and other assets include right-of-use operating lease assets, prepaid expenses, certain non-tenant receivables and leasing costs. Leasing costs that include brokerage, legal and other costs are amortized over the life of the respective leases and presented as an operating activity in the Company’s combined and consolidated statements of cash flows. Accounts payable, accrued expenses and other liabilities primarily includes unearned revenue, accrued expenses and operating lease liabilities.

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

Identified intangible assets and liabilities — Upon the acquisition of a business or an asset, the Company records intangible assets or liabilities acquired at their relative fair values and determines whether such intangible assets or liabilities have finite or indefinite lives. As of June 30, 2023, all such intangible assets and liabilities acquired by the Company have finite lives. Intangible assets are included in “Deferred expenses and other assets, net” and intangible liabilities are included in “Accounts payable, accrued expenses and other liabilities” on the Company’s combined and consolidated balance sheets. The Company amortizes finite lived intangible assets and liabilities based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets, when applicable, are recorded in “Impairment of assets” in the Company’s combined and consolidated statements of operations.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

The Company moves to cash basis operating lease income recognition in the period in which collectability of all lease payments is no longer considered probable. At such time, any operating lease receivable or deferred operating lease income receivable balance will be written off. If and when lease payments that were previously not considered probable of collection become probable, the Company will move back to the straight-line method of income recognition and record an adjustment to operating lease income in that period as if the lease was always on the straight-line method of income recognition.

Interest Income:   Interest income on loans receivable is recognized on an accrual basis using the interest method.

On occasion, the Company may acquire loans at premiums or discounts. These discounts and premiums in addition to any deferred costs or fees, are typically amortized over the contractual term of the loan using the interest method. Exit fees are also recognized over the lives of the related loans as a yield adjustment, if management believes it is probable that such amounts will be received. If loans with premiums, discounts, loan origination or exit fees are prepaid by borrowers, the Company immediately recognizes the unamortized portion, which is included in “Other income” or “Other expense” in the Company’s combined and consolidated statements of operations.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

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

The Company made the accounting policy election to record accrued interest on its loan portfolio separate from its loans receivable and other lending investments and to exclude accrued interest from its amortized cost basis disclosures (refer to Note 6). As of June 30, 2023 and December 31, 2022, accrued interest was $0.1 million and $0.1 million, respectively, and is recorded in “Accrued interest and operating lease income receivable, net” on the Company’s combined and consolidated balance sheets. The Company places loans on non-accrual status once interest on the loan becomes 90 days delinquent and reverses any accrued interest as a reduction to interest income or recognizes a credit loss expense at such time. As such, the Company elected the practical expedient to not record an allowance against accrued interest receivable. During the three and six months ended June 30, 2023 and 2022, the Company did not reverse any accrued interest on its loan portfolio.

As of June 30, 2023, the Company did not have any non-performing loans. Loans receivable held for sale are carried at the lower of amortized cost or estimated fair value. The Company generally uses the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In some cases, the Company obtains external “as is” appraisals for loan collateral, generally when third party participations exist. Valuations are performed or obtained at the time a loan is determined to be impaired or designated non-

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

performing, and they are updated if circumstances indicate that a significant change in value has occurred. In limited cases, appraised values may be discounted when real estate markets rapidly deteriorate.

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

Stock-based compensation — The Company does not have any stock-based compensation plans; however, prior to the Spin-Off, the Company has been allocated stock-based compensation expense from iStar, related to awards made to employees of iStar under its 2009 Long-Term Incentive Plan, for the six months ended June 30, 2023 and the three and six months ended June 30, 2022 (refer to Note 2).

iStar’s compensation cost for stock-based awards was measured on the grant date and adjusted over the period of the employees’ services to reflect: (i) actual forfeitures; and (ii) the outcome of awards with performance or service conditions through the requisite service period. iStar’s compensation cost for market-based awards was determined using a Monte Carlo model to simulate a range of possible future stock prices for iStar’s common stock, which is reflected in the grant date fair value. All compensation cost for market-based awards in which the service conditions are met is recognized regardless of whether the market-condition is satisfied. Compensation costs are recognized ratably over the applicable vesting/service period.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

For the six months ended June 30, 2023, the Company recorded a deferred income tax benefit in the amount of $5.7 million with respect to losses incurred during the period and an offsetting $5.7 million income tax expense to increase the valuation allowance reducing the Company's deferred tax assets to their more likely than not net realizable value, which is zero as of June 30, 2023.

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

Note 4—Real Estate

The Company’s real estate assets were comprised of the following ($ in thousands):

	As of
	June 30, 2023	December 31, 2022
Land, at cost	$5,570	$5,570
Buildings and improvements, at cost	91,941	89,023
Less: accumulated depreciation	(20,183)	(18,096)
Real estate, net	$77,328	$76,497

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant reimbursements were $0.4 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and $0.8 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively. These amounts are included in “Operating lease income” in the Company’s combined and consolidated statements of operations.

Allowance for Doubtful Accounts—As of June 30, 2023 and December 31, 2022, the allowance for doubtful accounts related to real estate tenant receivables was $0.1 million and $0.1 million, respectively. These amounts are included in “Accrued interest and operating lease income receivable, net” on the Company’s combined and consolidated balance sheets.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, in effect as of June 30, 2023, are as follows by year ($ in thousands):

Year	Amount
2023 (remaining six months)	$2,132
2024	4,219
2025	4,208
2026	4,203
2027	1,570
Thereafter	1,117

Note 5—Land and Development

The Company’s land and development assets were comprised of the following ($ in thousands):

	As of
	June 30,	December 31,
	2023	2022
Land and land development, at cost	$226,670	$243,727
Less: accumulated depreciation	(11,765)	(11,713)
Total land and development, net	$214,905	$232,014

Dispositions—During the three months ended June 30, 2023 and 2022, the Company sold land parcels and residential lots and units and recognized land development revenue of $11.8 million and $24.4 million, respectively, and land development cost of sales of $12.4 million and $24.1 million, respectively, from its land and development portfolio. During the six months ended June 30, 2023 and 2022, the Company sold land parcels and residential lots and units and recognized land development revenue of $21.4 million and $39.3 million, respectively, and land development cost of sales of $22.3 million and $38.6 million, respectively, from its land and development portfolio.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company’s loans receivable and other lending investments by class ($ in thousands):

	As of
	June 30, 2023	December 31, 2022
Construction loans
Senior mortgages	$—	$36,249
Subtotal - gross carrying value of construction loans	—	36,249
Loans
Subordinate mortgages	13,789	13,331
Subtotal - gross carrying value of loans	13,789	13,331
Total gross carrying value of loans receivable and other lending investments	13,789	49,580
Allowance for loan losses	(389)	(925)
Total loans receivable and other lending investments, net	$13,400	$48,655

Allowance for Loan Losses—Changes in the Company’s allowance for loan losses were as follows for the three months ended June 30, 2023 and 2022 ($ in thousands):

	General Allowance
			Held to
	Construction		Maturity Debt	Specific
Three Months Ended June 30, 2023	Loans	Loans	Securities	Allowance	Total
Allowance for loan losses at beginning of period	$78	$380	$—	$—	$458
Provision for (recovery of) loan losses(1)	(78)	9	—	—	(69)
Allowance for loan losses at end of period	$—	$389	$—	$—	$389

Three Months Ended June 30, 2022
Allowance for loan losses at beginning of period	$1,252	$674	$2,415	$591	$4,932
Provision for (recovery of) loan losses(1)	(391)	(224)	23,599	117	23,101
Charge-offs(1)	—	—	(25,000)	—	(25,000)
Allowance for loan losses at end of period	$861	$450	$1,014	$708	$3,033
(1)	During the three months ended June 30, 2023 and 2022, the Company recorded a (recovery of) provision for loan losses of ($0.1) million and $22.6 million, respectively, in its combined and consolidated statements of operations. The recovery in 2023 was due primarily to the repayment of loans during the three months ended June 30, 2023. The provision in 2022 was due primarily to a $25.0 million charge-off on the Company’s held-to-maturity debt security, which was recorded at its repayment proceeds received in 2022.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Changes in the Company’s allowance for loan losses were as follows for the six months ended June 30, 2023 and 2022 ($ in thousands):

	General Allowance
			Held to
	Construction		Maturity Debt	Specific
Six Months Ended June 30, 2023	Loans	Loans	Securities	Allowance	Total
Allowance for loan losses at beginning of period	$92	$437	$—	$396	$925
Recovery of loan losses(1)	(92)	(48)	—	(396)	(536)
Allowance for loan losses at end of period	$—	$389	$—	$—	$389

Six Months Ended June 30, 2022
Allowance for loan losses at beginning of period	$1,213	$676	$2,304	$576	$4,769
Provision for (recovery of) loan losses(1)	(352)	(226)	23,710	132	23,264
Charge-offs(1)	—	—	(25,000)	—	(25,000)
Allowance for loan losses at end of period	$861	$450	$1,014	$708	$3,033
(1)	During the six months ended June 30, 2023 and 2022, the Company recorded a provision for loan losses of $1.6 million and $22.7 million, respectively, in its combined and consolidated statements of operations. The provision in 2023 was due primarily a $2.2 million provision on the sale of a loan held for sale, which was partially offset by a recovery due to the repayment of loans during the six months ended June 30, 2023. The provision in 2022 was due primarily to a $25.0 million charge-off on the Company’s held-to-maturity debt security, which was recorded at the repayment proceeds received in 2022.

The Company’s investment in loans and other lending investments and the associated allowance for loan losses were as follows as of June 30, 2023 and December 31, 2022 ($ in thousands):

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment(1)	Impairment	Total
As of June 30, 2023
Loans	$—	$13,789	$13,789
Less: Allowance for loan losses	—	(389)	(389)
Total	$—	$13,400	$13,400
As of December 31, 2022
Construction loans	$29,493	$6,756	$36,249
Loans	—	13,331	13,331
Less: Allowance for loan losses	(396)	(529)	(925)
Total	$29,097	$19,558	$48,655
(1)	The carrying value of this loan includes amortized fees of $0.1 million as of December 31, 2022. The Company’s loans individually evaluated for impairment represent loans on non-accrual status and the unamortized amounts associated with these loans are not currently being amortized into income.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

The Company’s amortized cost basis in performing senior mortgage and subordinate mortgages, presented by year of origination and by credit quality, as indicated by risk rating, as of June 30, 2023 were as follows ($ in thousands):

	Year of Origination
	2023	2022	2021	2020	2019	Prior to 2019	Total
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	13,789	13,789
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$13,789	$13,789
Total	$—	$—	$—	$—	$—	$13,789	$13,789

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

The Company’s amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

		Less Than	Greater
		or Equal	Than	Total
	Current	to 90 Days	90 Days	Past Due	Total
As of June 30, 2023
Subordinate mortgages	$13,789	$—	$—	$—	$13,789
Total	$13,789	$—	$—	$—	$13,789
As of December 31, 2022
Senior mortgages	$6,756	$29,493	$—	$29,493	$36,249
Subordinate mortgages	13,331	—	—	—	13,331
Total	$20,087	$29,493	$—	$29,493	$49,580

Impaired Loans—In the fourth quarter 2022, the Company classified a loan with a carrying value of $29.1 million as non-performing upon maturity default. The loan was repaid in full in March 2023. The Company’s balances for its impaired loan were as follows ($ in thousands):

	As of June 30, 2023			As of December 31, 2022
		Unpaid			Unpaid
	Amortized	Principal	Related	Amortized	Principal	Related
	Cost	Balance	Allowance	Cost	Balance	Allowance
With an allowance recorded:
Senior mortgages(1)	$—	$—	$—	$29,493	$29,358	$(396)
Total	$—	$—	$—	$29,493	$29,358	$(396)
(1)	The Company had one non-accrual loan as of December 31, 2022 that was considered impaired and included in the table above. The Company did not record any interest income on impaired loans for the three and six months ended June 30, 2023 and 2022.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments

The Company’s other investments and its proportionate share of earnings from equity investments were as follows ($ in thousands):

			Earnings from		Earnings from
	Carrying Value		Equity Method Investments		Equity Method Investments
	as of		For the Three Months Ended		For the Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2023	2022	2023	2022	2023	2022
Safehold Inc. ("Safe")(1)	$320,892	$554,733	$—	$5,520	$1,089	$11,904
Other real estate and strategic equity investments(2)	312	32,405	242	3,384	29,127	9,605
Total	$321,204	$587,138	$242	$8,904	$30,216	$21,509
(1)	As of June 30, 2023, the Company owned 13.5 million shares of Safe common stock which, based on the closing price of $23.73 on June 30, 2023, had a market value of $320.9 million. The Company does not have significant influence over Safe and accounts for its investment in Safe as an equity investment under ASC 321 – Investments – Equity Securities (“ASC 321”), which requires that the Company adjust its investment in Safe to fair value through income at each reporting period. As such, the Company recognized an “Unrealized loss on equity investment” of $76.3 million and $166.9 million, respectively, in its combined and consolidated statements of operations for the three and six months ended June 30, 2023. Prior to the Spin-Off, iStar accounted for its investment in Safe as an equity method investment under ASC 323 – Investments – Equity Method and Joint Ventures (“ASC 323”) due to its ability to exercise significant influence. Pursuant to ASC 323-10-40-1, an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. For the six months ended June 30, 2022, equity in earnings includes $0.3 million of dilution gains resulting from Safe equity offerings. As of December 31, 2022, the Company was allocated ownership of approximately 15.2 million shares of Safe common stock from iStar. The allocation was adjusted based upon the final terms of the Spin-Off on March 31, 2023, and the Company’s investment basis was reduced by approximately 1.8 million shares with a carrying value of approximately $65.6 million, which was adjusted against additional paid-in capital within equity.
(2)	For the six months ended June 30, 2023, the Company recorded $29.1 million in earnings from equity method investments primarily from the sale of properties within its equity method investments.

Safehold Inc.—Safe is a publicly-traded company that acquires, owns, manages, finances and capitalizes ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). As of June 30, 2023, the Company owned approximately 13.5 million shares, or 21.1%, of Safe’s outstanding common stock. The Company accounts for its investment in the Safe Shares as an equity investment due to the terms of the governance agreement described below.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of the Board in following or declining to follow its advice or recommendations.

The initial term of the Management Agreement will expire on the first anniversary of the date of the Management Agreement and will be automatically renewed for a one-year term each anniversary date thereafter unless previously terminated pursuant to the terms thereof. The Company will pay the manager fixed cash management fees of $25.0 million, $15.0 million, $10.0 million and $5.0 million, respectively, in each of the initial four annual terms of the Management Agreement and 2.0% of the gross book value of the Company’s assets excluding the Safe Shares for each annual term thereafter, and will reimburse the manager for third party expenses incurred in connection with its services. During both the three and six months ended June 30, 2023, the Company recorded $7.2 million of management fees to the Manager.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

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

Safe Credit Facility—Refer to Note 9 for additional information on the Safe Credit Facility.

Other real estate and strategic equity investments—As of June 30, 2023, the Company’s other real estate equity investments include equity interests of 95% in real estate ventures comprised primarily of investments in two operating properties that have been sold and are in the process of liquidating. As of December 31, 2022, the Company’s other real estate equity investments include equity interests of 95% in real estate ventures comprised of investments in three operating properties.

Summarized investee financial information—The following table presents the investee level summarized financial information for the Company’s equity method investment in Safe that was significant for the periods presented ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Safe(1)
For the Three Months Ended March 31, 2023(2)
Safe	$78,329	$75,875	$4,682

For the Six Months Ended June 30, 2022
Safe	$125,247	$82,157	$47,551

(1)	Net Income Attributable to Safe also includes earnings from equity method investments and income tax expense.
(2)	Prior to the Spin-Off, iStar accounted for its investment in Safe as an equity method investment under ASC 323 due to its ability to exercise significant influence. Subsequent to the Spin-Off, the Company does not have significant influence over Safe and accounts for its investment in Safe as an equity investment under ASC 321, which requires that the Company adjust its investment in Safe to fair value through income at each reporting period.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):(1)

	As of
	June 30, 2023	December 31, 2022
Other assets(1)	$11,766	$9,471
Operating lease right-of-use assets(2)	1,604	1,860
Restricted cash	2,850	3,247
Other receivables	2,061	1,895
Leasing costs, net(3)	112	129
Intangible assets, net(4)	289	319
Deferred expenses and other assets, net	$18,682	$16,921
(1)	As of June 30, 2023 and December 31, 2022, other assets primarily includes prepaid expenses and deposits for certain real estate assets.
(2)	Right-of use lease assets initially equal the lease liability. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s combined and consolidated statements of operations. During the three months ended June 30, 2023 and 2022, the Company recognized and $0.1 million and $0.1 million, respectively, in “Real estate expense” in its combined and consolidated statements of operations relating to operating leases. During the six months ended June 30, 2023 and 2022, the Company recognized and $0.2 million and $0.2 million, respectively, in “Real estate expense” in its combined and consolidated statements of operations relating to operating leases.
(3)	Accumulated amortization of leasing costs was $0.1 million and 0.1 million as of June 30, 2023 and December 31, 2022, respectively.
(4)	Intangible assets, net includes above market and in-place lease assets related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $0.1 million and $0.1 million as of June 30, 2023 and December 31, 2022, respectively. The amortization of above market leases decreased operating lease income in the Company’s combined and consolidated statements of operations by $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2022. These intangible lease assets are amortized over the remaining term of the lease. As of June 30, 2023, the weighted average remaining amortization period for the Company’s intangible assets was approximately 5.2 years.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2023	December 31, 2022
Other liabilities(1)	$37,147	$26,235
Accrued expenses	5,401	4,861
Operating lease liabilities (see table above)	1,756	2,006
Accounts payable, accrued expenses and other liabilities	$44,304	$33,102
(1)	As of June 30, 2023, “Other liabilities” includes $21.3 million of deferred income, $7.2 million of management fees due Safe and $5.5 million of other payables related to real estate properties. As of December 31, 2022, “Other liabilities” includes and $21.2 million of deferred income and $2.5 million of other payables related to real estate properties.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net

The Company’s debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated	Scheduled
	June 30, 2023	December 31, 2022	Interest Rates	Maturity Date
Debt obligations:
Safe Credit Facility	$115,000	$—	8.00%	March 2027
Margin Loan Facility	115,000	—	SOFR plus 3.00%	March 2026
Total debt obligations	230,000	—
Debt discounts and deferred financing costs, net	(2,596)	—
Total debt obligations, net(1)	$227,404	$—
(1)	During the three and six months ended June 30, 2023, the Company capitalized interest expense on qualifying real estate assets of $0.6 million and $1.0 million, respectively.

Future Scheduled Maturities—As of June 30, 2023, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

2023	$—
2024	—
2025	—
2026	115,000
2027	115,000
Thereafter	—
Total principal maturities	230,000
Unamortized discounts and deferred financing costs, net	(2,596)
Total debt obligations, net	$227,404

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

During the three and six months ended June 30, 2023, the Company incurred $2.4 million of interest expense gross of amounts capitalized on the Safe Credit Facility, which is included in “Interest expense – related party” in the Company’s combined and consolidated statements of operations.

Margin Loan Facility—Additionally, on March 31, 2023, STAR Investment Holdings SPV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company ("STAR SPV"), as borrower, entered into a margin

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

loan agreement providing for a three-year, $140.0 million senior secured margin loan facility (the "Margin Loan Facility"), with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. LLC, as calculation agent, and Morgan Stanley Bank, N.A., as initial lender. STAR SPV drew the full amount of the Margin Loan Facility on March 31, 2023 and directed that approximately $88.0 million of the proceeds be applied to redeem iStar’s senior unsecured notes due 2024, 2025 and 2026. The Company repaid $25.0 million principal amount of the Margin Loan Facility during the three months ended June 30, 2023. The Margin Loan Facility is initially secured by a first priority pledge of the Safe Shares and has a maturity of March 31, 2026.

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

During the three months ended March 31, 2023, the Company assumed a $125.0 million loan payable to iStar. The loan had an interest rate of 8.0%. As a result, the Company recognized $2.5 million of interest expense during the six months ended June 30, 2023. The loan was repaid during the three months ended March 31, 2023.

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

Note 10—Commitments and Contingencies

Commitments—Future minimum lease obligations under non-cancelable operating leases as of June 30, 2023 are as follows ($ in thousands):(1)

2023 (remaining six months)	$243
2024	486
2025	486
2026	486
2027	162
Thereafter	—
Total undiscounted cash flows	1,863
Present value discount(1)	(107)
Lease liabilities	$1,756
(1)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at inception at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 3.0% and the weighted average remaining lease term is 3.8 years.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

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

All of the Company’s real estate and assets collateralizing its loans receivable are located in the United States. As of June 30, 2023, the Company’s portfolio contains concentrations in the following property types: entertainment/leisure, land and development, hotel, condominium and retail.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Equity

Common Stock—On March 31, 2023, in connection with the Spin-Off,  iStar distributed 100% of the common shares of beneficial interest in the Company to holders of common stock of iStar ("iStar Common Stock") by way of a pro rata distribution of 0.153 common shares of the Company for each outstanding share of iStar Common Stock held on the record date of the distribution.  As of June 30, 2023, the Company has one class of common stock with 13,319,552 shares outstanding.

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

Accumulated Other Comprehensive Income (Loss)— “Accumulated other comprehensive income (loss)” reflected in the Company’s shareholders’ equity is comprised of the Company’s share of unrealized gains or losses on cash flow hedges of its equity method investments. The Company does not have any derivatives as of June 30, 2023.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Earnings Per Share

The following table presents a reconciliation of income from operations used in the basic and diluted earnings per share (“EPS”) calculations ($ in thousands, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(89,934)	$(20,883)	$(180,674)	$(21,421)
Net (income) loss from operations attributable to noncontrolling interests	(27)	(7)	(2)	11
Net income (loss) allocable to common shareholders	$(89,961)	$(20,890)	$(180,676)	$(21,410)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) allocable to common shareholders	$(89,961)	$(20,890)	$(180,676)	$(21,410)

Denominator for basic and diluted earnings per share:(1)
Weighted average common shares outstanding for basic and diluted earnings per common share	13,320	13,320	13,320	13,320

Basic and diluted earnings per common share:
Net income (loss) allocable to common shareholders	$(6.75)	$(1.57)	$(13.56)	$(1.61)
(1)	For all periods presented prior to the Spin-Off, the weighted average shares outstanding for the EPS calculation assumes the pro rata distribution of 0.153 common shares of the Company’s common stock for each outstanding share of iStar Common Stock on the record date of the distribution were issued and outstanding.

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

Certain of the Company’s assets and liabilities are recorded at fair value either on a recurring or non-recurring basis. Assets required to be marked-to-market and reported at fair value every reporting period are classified as being valued on a recurring basis. Assets not required to be recorded at fair value every period may be recorded at fair value if a specific provision or other impairment is recorded within the period to mark the carrying value of the asset to market as of the reporting date. Such assets are classified as being valued on a non-recurring basis.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

The following fair value hierarchy table summarizes the Company’s assets recorded at fair value on a recurring or non-recurring basis by the above categories as of June 30, 2023 and December 31, 2022 ($ in thousands):

	Fair Value Using
		Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2023
Recurring basis:
Other investments (refer to Note 7)	$320,892	$320,892	$—	$—

As of December 31, 2022
Non-recurring basis:
Real estate, net(1)	$811	$—	$—	$811
Impaired land and development(2)	26,300	—	—	26,300
Loans receivable held for sale (refer to Note 6)	37,650	—	—	37,650
(1)	During the year ended December 31, 2022, the Company recorded a $1.8 million impairment on an operating property with an estimated fair value of $0.8 million. The estimated fair value is based on the cash flows expected to be received.

(2)	During the year ended December 31, 2022, the Company recorded a $12.7 million impairment on a land and development asset with an estimated fair value of $26.3 million. The estimated fair value is based on future cash flows expected to be received using a discount rate of 12.5%.

Fair values of financial instruments—The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of June 30, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Loans receivable and other lending investments, net(1)	$13	$11	$49	$46
Loans receivable held for sale(1)	—	—	38	38
Equity investment in Safe(2)	321	321	—	—
Cash and cash equivalents(3)	55	55	4	4
Restricted cash(3)	3	3	3	3

Liabilities
Debt obligations, net(1)	227	227	—	—
(1)	The fair value of the Company’s loans receivable and other lending investments, net, loans receivable held for sale and debt obligations are classified as Level 3 within the fair value hierarchy.
(2)	The fair value of the Company’s investment in approximately 13.5 million shares of Safe common stock is classified as Level 1 within the fair value hierarchy, and is included within “Other investments” on the Company’s balance sheet.
(3)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values. Restricted cash is recorded in “Deferred expenses and other assets, net” on the Company’s balance sheet. The fair value of the Company’s cash and cash equivalents and restricted cash are classified as Level 1 within the fair value hierarchy.

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

Our Development Portfolio

Asbury Park Waterfront

We are the managing member in Asbury Partners, LLC, which is the joint venture that owns the Asbury Park Waterfront investment. The aggregate carrying value of the Asbury Park Waterfront investment was approximately $166.6 million as of June 30, 2023.

The Asbury Park Waterfront investment includes the following:

●	Asbury Ocean Club Surfside Resort and Residences: a 16-story mixed use project featuring 130 residential condominium units, a 54-key luxury boutique hotel, 24,000 square feet of retail space, 410 structured parking spaces and a 15,000 square foot gym and spa amenity area. The property was completed in 2019. The hotel is managed by a third party. As of June 30, 2023, three residential condominium units remain unsold.
●	The Asbury: a 110-key independent boutique hotel with indoor and outdoor event spaces, and a rooftop bar. The hotel was completed in 2016 and is managed by a third party.
●	Asbury Lanes: a 12,000 square foot music and entertainment venue. The venue was completed in 2018, connected to The Asbury, and is managed by a third party.

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

Magnolia Green

Magnolia Green is an approximately 1,900 acre multi-generational master planned residential community that is entitled for 3,550 single and multifamily dwelling units and approximately 193 acres of land for commercial development. The community is located 19 miles southwest of Richmond, Virginia and offers distinct phases designed for people in different life stages, from first home buyers to empty nesters in single family and townhomes built by the area’s top homebuilders. The project is anchored by the Magnolia Green Golf Club, a semi-private 18-hole Nicklaus Design championship golf course with full-service clubhouse and driving range. There are also numerous community amenities, including the Aquatic Center, featuring multiple pools and a snack bar, Arbor Walk, featuring a junior Olympic competition pool, water slide and sports courts, the Tennis Center, featuring tennis and pickleball courts and a pro shop, and miles of paved trails. The aggregate carrying value of our Magnolia Green assets as of June 30, 2023 was $81.9 million.

As of June 30, 2023, 1,868 residential lots have been sold to homebuilders. We anticipate selling our remaining residential lots to homebuilders either upon completion of horizontal lot development or in bulk as unimproved lots over the next three years and it could take substantially longer. We anticipate selling the golf course operations to a third party upon completion of residential lot sellout. There can be no assurance, however, that these sales will be completed.

Our Monetizing Portfolio

As of June 30, 2023, we owned assets that we expect to monetize primarily through asset sales, loan repayments or active asset management. These assets included in our portfolio as of June 30, 2023 had an aggregate carrying value of approximately $57.4 million and were comprised primarily of loans, operating properties, land and other assets. Summarized information regarding these assets is set forth below.

Loans.   The loans included in our monetizing portfolio as of June 30, 2023 include one asset with an aggregate carrying value of $13.4 million. The asset is secured by equity interests in entities that own directly or indirectly real properties.

Operating Properties.   The operating properties included in our portfolio as of June 30, 2023 include two ventures which sold residential active adult properties and have an aggregate carrying value of $0.3 million as the ventures liquidate.

Land.   The land assets included in our portfolio as of June 30, 2023 include three assets with an aggregate carrying value of approximately $39.8 million and one interest in a land venture with a carrying value of $0.1 million. Our general strategy is to seek to sell the land assets to third party developers.

Other.   The remainder of the monetizing assets primarily consist of two short term leases that we have subleased to third parties, which had an aggregate carrying value of $3.9 million as of June 30, 2023, and a group of loans and equity interests that are recorded as having no carrying value in our financial statements. Our general strategy is to seek to sell the leased assets, although we may hold one or both leases until they expire. For the assets with no carrying value, we may seek to sell these assets but can give no assurance that we will recover any value from them.

Investment in Safe.   In addition to the assets described above, we also own the Safe Shares which had a fair value of $320.9 million based on the closing price of $23.73 as of June 30, 2023.

The Safe Shares collateralize our Margin Loan Facility and we are prohibited from transferring any Safe Shares for nine months following the closing of the Merger, except as may be required under the terms of the Margin Loan Facility. After the expiration of the 9 month lockup and repayment of the Margin Loan Facility, our Safe Shares would be available to us as a source of liquidity to address future capital needs subject to market conditions.

Results of Operations for the Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

	For the Three Months Ended
	June 30,
	2023	2022	$ Change

	(in thousands)
Operating lease income	$1,610	$3,182	$(1,572)
Interest income	397	4,221	(3,824)
Other income	11,655	8,937	2,718
Land development revenue	11,818	24,403	(12,585)
Total revenue	25,480	40,743	(15,263)
Interest expense	2,609	10,538	(7,929)
Interest expense - related party	2,100	—	2,100
Real estate expense	12,395	12,399	(4)
Land development cost of sales	12,356	24,095	(11,739)
Depreciation and amortization	1,090	1,196	(106)
General and administrative	7,552	(2,067)	9,619
(Recovery of) provision for loan losses	(69)	22,578	(22,647)
Impairment of assets	—	1,750	(1,750)
Other expense	315	41	274
Total costs and expenses	38,348	70,530	(32,182)
Unrealized loss on equity investment	(76,268)	—	(76,268)
Loss on early extinguishment of debt	(1,040)	—	(1,040)
Earnings from equity method investments	242	8,904	(8,662)
Net income (loss)	$(89,934)	$(20,883)	$(69,051)

Revenue—Operating lease income, which primarily includes income from commercial operating properties, decreased to $1.6 million during the three months ended June 30, 2023 from $3.2 million for the same period in 2022. The decrease was primarily due to the sale of assets.

Interest income decreased to $0.4 million during the three months ended June 30, 2023 from $4.2 million for the same period in 2022. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans and other lending investments due to loan sales and the repayment of loans during 2022 and 2023.

Other income increased to $11.7 million during the three months ended June 30, 2023 from $8.9 million for the same period in 2022. Other income consists primarily of dividend income from our investment in Safe and income from our hotel properties and other operating properties, including Asbury Lanes and the Magnolia Green Golf Club. The increase in 2023 was due primarily to dividend income from Safe.

Land development revenue and cost of sales—During the three months ended June 30, 2023, we sold residential lots and units and recognized land development revenue of $11.8 million which had associated cost of sales of $12.4 million. During the three months ended June 30, 2022, we sold residential lots and units and recognized land development revenue of $24.4 million which had associated cost of sales of $24.1 million. The decrease in land development revenue in 2023 was due primarily to a decrease in revenues from our Magnolia Green and Asbury Park properties. As we execute future sales and have fewer remaining residential and development assets, we expect our land development revenue will further decline. The timing and amount of such sales cannot be predicted with certainty.

Costs and expenses—Prior to the Spin-Off, interest expense represented an allocation to us from iStar. Interest expense was allocated to us by calculating our average net assets by property type as a percentage of the average net assets of iStar's segments and multiplying that percentage by the interest expense allocated to each of iStar's segments (refer to Note 2 to the combined and consolidated financial statements). Subsequent to the Spin-Off, interest expense represents the debt service on our Margin Loan Facility. For the three months ended June 30, 2023, we incurred $2.5 million of interest expense on our Margin Loan Facility, net of amounts capitalized. For the three months ended June 30, 2022, we were allocated $10.5 million of interest expense.

Interest expense - related party represents the debt service on our Safe Credit Facility, net of amounts capitalized.

Real estate expense was $12.4 million during the three months ended June 30, 2023 and $12.4 million for the same period in 2022. Real estate expense primarily represents expenses at our hotel and retail operating properties and land properties. An increase in expenses at our hotel properties in 2023 was offset by a decrease in expenses due to properties being sold.

Depreciation and amortization was $1.1 million during the three months ended June 30, 2023 and $1.2 million for the same period in 2022.

Prior to the Spin-Off, general and administrative expense represented an allocation of costs, including performance-based compensation, to us from iStar. General and administrative expenses, including stock-based compensation, represented a pro rata allocation of costs from iStar's real estate finance, operating properties, land and development and corporate business segments based on our average net assets for those property types as a percentage of iStar's average net assets for those segments (refer to Note 2 to the combined and consolidated financial statements). Subsequent to the Spin-Off, general and administrative expense includes management fees to our Manager and other costs of operating as a public company. During the three months ended June 30, 2023, we incurred $7.6 million of general and administrative expense, primarily resulting from management fees to Safe and director fees. During the three months ended June 30, 2022, we were allocated ($2.1) million of general and administrative expense from iStar. The recovery in 2022 was due primarily to a decrease in performance based compensation at iStar.

The recovery of loan losses was $0.1 million for the three months ended June 30, 2023 as compared to a provision for loan losses of $22.6 million for the same period in 2022. The recovery of loan losses for the three months ended June 30, 2023 resulted primarily from the repayment of a loan during the quarter. The provision for loan losses for the three months ended June 30, 2022 resulted primarily from a $25.0 million provision on our held-to-maturity security, which was recorded at its repayment proceeds.

During the three months ended June 30, 2022, we recognized an impairment of $1.8 million on an operating property based on the expected cash flows to be received.

Other expense was $0.3 million during the three months ended June 30, 2023 and $0.1 million for the same period in 2022. The increase in other expenses for the three months ended June 30, 2023 was due primarily to an increase in professional fees.

Unrealized loss on equity investment represents the unrealized loss on our Safe Shares. Subsequent to the Spin-Off, we account for our Safe Shares as an equity investment under ASC 321, which requires that we adjust our investment in the Safe Shares to fair value through income at each reporting period. The unrealized loss represents the difference between the fair value of our investment in the Safe Shares as of June 30, 2023 and March 31, 2023.

Loss on early extinguishment of debt, net—During the three months ended June 30, 2023, we incurred losses on early extinguishment of debt from the repayment of our Margin Loan Facility (refer to Note 9 to the consolidated financial statements).

Earnings from equity method investments—Earnings from equity method investments was $0.2 million during the three months ended June 30, 2023 and $8.9 million for the same period in 2022. During the three months ended June 30, 2023, we recognized $0.2 million of net aggregate income from our land and operating property ventures. During the three months ended June 30, 2022, we recognized $5.5 million of income from our historical equity method investment in Safe and $3.4 million of net aggregate income from our remaining equity method investments. After completion of the Spin-Off, we no longer treat our investment in Safe Shares as an equity method investment.

Results of Operations for the Six  Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

	For the Six Months Ended June 30,
	2023	2022	$ Change

	(in thousands)
Operating lease income	$3,310	$6,291	$(2,981)
Interest income	1,512	9,094	(7,582)
Other income	16,062	12,926	3,136
Land development revenue	21,382	39,303	(17,921)
Total revenue	42,266	67,614	(25,348)
Interest expense	12,708	23,778	(11,070)
Interest expense - related party	2,100	—	2,100
Real estate expense	21,989	22,268	(279)
Land development cost of sales	22,332	38,591	(16,259)
Depreciation and amortization	2,171	2,411	(240)
General and administrative	21,650	(1,123)	22,773
Provision for loan losses	1,632	22,713	(21,081)
Impairment of assets	—	1,750	(1,750)
Other expense	602	156	446
Total costs and expenses	85,184	110,544	(25,360)
Unrealized loss on equity investment	(166,932)	—	(166,932)
Loss on early extinguishment of debt, net	(1,040)	—	(1,040)
Earnings from equity method investments	30,216	21,509	8,707
Net income (loss)	$(180,674)	$(21,421)	$(159,253)

Revenue—Operating lease income, which primarily includes income from commercial operating properties, decreased to $3.3 million during the six months ended June 30, 2023 from $6.3 million for the same period in 2022. The decrease was primarily due to the sale of assets.

Interest income decreased to $1.5 million during the six months ended June 30, 2023 from $9.1 million for the same period in 2022. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans and other lending investments due to loan sales and the repayment of loans during 2022 and 2023.

Other income increased to $16.1 million during the six months ended June 30, 2023 from $12.9 million for the same period in 2022. Other income consists primarily of dividend income from our investment in Safe, income from our loan portfolio, hotel properties and other operating properties, including Asbury Lanes and the Magnolia Green Golf Club. The increase in 2023 was due primarily to dividend income from Safe.

Land development revenue and cost of sales—During the six months ended June 30, 2023, we sold residential lots and units and recognized land development revenue of $21.4 million which had associated cost of sales of $22.3 million. During the six months ended June 30, 2022, we sold residential lots and units and recognized land development revenue of $39.3 million which had associated cost of sales of $38.6 million. The decrease in land development revenue in 2023 was due primarily to a decrease in revenues from our Naples Reserve (fully sold out in 2022), Magnolia Green and Asbury Park properties. As we execute future sales and have fewer remaining residential and development assets, we expect our land development revenue will further decline. The timing and amount of such sales cannot be predicted with certainty.

Costs and expenses— Prior to the Spin-Off, interest expense represented an allocation to us from iStar. Interest expense was allocated to us by calculating our average net assets by property type as a percentage of the average net assets of iStar's segments and multiplying that percentage by the interest expense allocated to each of iStar's segments (refer to Note 2 to the combined and consolidated financial statements). Subsequent to the Spin-Off, interest expense represents the debt service on our Margin Loan Facility. For the six months ended June 30, 2023, we incurred $2.5 million of interest expense from our Margin Loan Facility, net of amounts capitalized. For the six months ended June 30, 2023 and 2022, we were allocated $8.0 million and $23.8 million, respectively, of interest expense. The decrease in interest expense allocated to us in 2023 was due primarily to us not receiving an allocation subsequent to the Spin-Off and a decrease in our average net assets as well as a decrease in iStar’s average outstanding debt and average cost of debt as compared to 2022. For the six months ended June 30, 2023, interest expense also included amounts payable to iStar prior to the Spin-Off.

Interest expense -related party represents the debt service on our Safe Credit Facility, net of amounts capitalized.

Real estate expense was $22.0 million during the six months ended June 30, 2023 and $22.3 million for the same period in 2022. Real estate expense primarily represents expenses at our hotel and retail operating properties and land properties. An increase in expenses at our hotel properties in 2023 was offset by a decrease in expenses due to properties being sold.

Depreciation and amortization was $2.2 million during the six months ended June 30, 2023 and $2.4 million for the same period in 2022.

Prior to the Spin-Off, general and administrative expense represented an allocation of costs, including performance-based compensation, to us from iStar. General and administrative expenses, including stock-based compensation, represented a pro rata allocation of costs from iStar's real estate finance, operating properties, land and development and corporate business segments based on our average net assets for those property types as a percentage of iStar's average net assets for those segments (refer to Note 2 to the combined and consolidated financial statements). Subsequent to the Spin-Off, general and administrative expense includes management fees to our Manager and other costs of operating as a public company. During the six months ended June 30, 2023, we incurred $21.7 million of general and administrative expense, primarily resulting from management fees to Safe, audit and legal fees and a $14.1 million allocation from iStar. During the six months ended June 30, 2022, we were allocated ($1.1) million of general and administrative expense from iStar. The increase in 2023 from 2022 was due primarily to an increase in general and administrative expense at iStar resulting from an increase in performance-based compensation at iStar.

The provision for loan losses was $1.6 million for the six months ended June 30, 2023 as compared to a provision for loan losses of $22.7 million for the same period in 2022. The provision for loan losses for the six months ended June 30, 2023 resulted primarily from the sale of a non-performing loan, which was partially offset by a reversal of Expected Loss allowances on loans that repaid in full in during 2023. The provision for loan losses for the six months ended June 30, 2022 resulted primarily from a $25.0 million provision on our held-to-maturity security, which was recorded at its repayment proceeds.

During the six months ended June 30, 2022, we recognized an impairment of $1.8 million on an operating property based on the expected cash flows to be received.

Other expense was $0.6 million during the six months ended June 30, 2023 and $0.2 million for the same period in 2022. The increase in other expenses for the six months ended June 30, 2023 was due primarily to legal and consulting costs in connection with the sale and repayments of non-performing loans.

Unrealized loss on equity investment represents the unrealized loss on our Safe Shares. Subsequent to the Spin-Off, we account for our Safe Shares as an equity investment under ASC 321, which requires that we adjust our investment in the Safe Shares to fair value through income at each reporting period. The unrealized loss represents the difference between the fair value of our investment in the Safe Shares as of June 30, 2023 and iStar’s historical carrying amount of the Safe Shares at the time of the Spin-Off.

Loss on early extinguishment of debt, net—During the six months ended June 30, 2023, we incurred losses on early extinguishment of debt from the repayment of our Margin Loan Facility (refer to Note 9 to the consolidated financial statements).

Earnings from equity method investments—Earnings from equity method investments was $30.2 million during the six months ended June 30, 2023 and $21.5 million for the same period in 2022. During the six months ended June 30, 2023, we recognized $1.1 million of income from our historical equity method investment in Safe and $29.1 million of net aggregate income from our remaining equity method investments due to asset sales at the ventures. During the six months ended June 30, 2022, we recognized $11.9 million of income from our historical equity method investment in Safe and $9.6 million of net aggregate income from our remaining equity method investments. After completion of the Spin-Off, we no longer treat our investment in Safe Shares as an equity method investment.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including to pay interest and repay borrowings, develop our assets and maintain our operations, make distributions to our shareholders and meet other general business needs. We are a recently formed company and, as a result, we have not paid any dividends. We do not expect to pay regular dividends. We intend to make distributions of available cash from time to time, primarily dependent upon our ability to sell assets and the prices at which we sell our assets.

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

The following table outlines our cash flows provided by operating activities, cash flows used in investing activities and cash flows provided by financing activities for the six months ended June 30, 2023 and 2022 ($ in thousands):

	For the Six Months Ended June 30,
	2023	2022
Cash flows provided by (used in) operating activities	$(4,656)	$(19,218)
Cash flows provided by (used in) investing activities	128,880	59,332
Cash flows provided by (used in) financing activities	(73,904)	(37,921)

The decrease in cash flows used in operating activities during 2023 was due primarily to an increase in distributions from equity method investments. The increase in cash flows provided by investing activities during 2023 was due primarily to an increase in distributions from other investments and a decrease in contributions to other investments, which was partially offset by a decrease in proceeds from the repayment and sale of loans receivable and a decrease in proceeds from land and development sales. The increase in cash flows used in financing activities during 2023 was due primarily to greater distributions to iStar in 2023 from asset liquidations and an increase in the repayment of debt obligations, partially offset by an increase in borrowings from debt obligations in 2023.

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

The provision for loan losses for the six months ended June 30, 2023 and 2022 was $1.6 million and $22.7 million, respectively.

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

The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest-bearing liabilities, should interest rates decrease or increase by 10, 50 or 100 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the three-month SOFR rate of 5.27% as of June 30, 2023. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$601
-50 Basis Points	300
-10 Basis Points	60
Base Interest Rate	—
+10 Basis Points	(60)
+50 Basis Points	(300)
+100 Basis Points	(601)
(1)	As of June 30, 2023, we had $115.0 million principal amount of floating-rate debt obligations outstanding and $54.9 million of cash and cash equivalents.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended June 30, 2023.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 is formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Combined and Consolidated Balance Sheets (unaudited) as of June 30, 2023 and December 31, 2022, (ii) the Combined and Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2023 and 2022, (iii) the Combined and Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2023 and 2022, (iv) the Combined and Consolidated Statements of Changes in Equity (unaudited) for the three and six months ended June 30, 2023 and 2022, (v) the Combined and Consolidated Statements of Cash Flows (unaudited) for six months ended June 30, 2023 and 2022 and (vi) the Notes to the Combined and Consolidated Financial Statements (unaudited).

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

Star Holdings Registrant

Date:	August 9, 2023	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief
Executive Officer (principal executive officer)

Star Holdings Registrant
Date:	August 9, 2023	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial officer)

RETT

Star Holdings Registrant
Date:	August 9, 2023	/s/ GARETT ROSENBLUM
Garett Rosenblum
Chief Accounting Officer