Form 10-Q
period 2023-09-30
Star Holdings
filed 2023-11-08
CIK 1953366

Consolidate

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2023
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2023, there were 13,319,552 shares, $0.001 par value per share, of Star Holdings common stock outstanding.

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

The financial statements of the Company included in this report present the financial condition of the Company as of September 30, 2023. The closing date of the Spin-Off, the Merger and related transactions was March 31, 2023. Therefore, the discussion of the Company's results of operations, cash flows and financial condition set forth in this report prior to March 31, 2023 is not necessarily indicative of the future results of operations, cash flows or financial condition of the Company as an independent, publicly traded company. Moreover, the financial results of "iStar Included Assets" (as defined below) are not necessarily indicative of the Company's results of operations, cash flows or financial position following the Spin-Off, the Merger and related transactions. For information regarding the risks related to our business, refer to the risk factors contained in the Form 10 and the Information Statement.

PART I. COMBINED AND CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Star Holdings

Combined and Consolidated Balance Sheets

(In thousands, except per share data)(1)

(unaudited)

	As of
	September 30,	December 31,
	2023	2022
ASSETS
Real estate
Real estate, at cost	$97,400	$94,593
Less: accumulated depreciation	(21,080)	(18,096)
Real estate, net	76,320	76,497
Land and development, net	198,289	232,014
Loans receivable and other lending investments, net ($484 and $925 of allowances as of September 30, 2023 and December 31, 2022, respectively)	20,173	48,655
Loans receivable held for sale	—	37,650
Other investments	240,986	587,138
Cash and cash equivalents	45,563	4,227
Accrued interest and operating lease income receivable, net	851	1,132
Deferred operating lease income receivable, net	1,042	1,137
Deferred expenses and other assets, net	21,044	16,921
Total assets	$604,268	$1,005,371
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$42,668	$33,102
Debt obligations, net	212,819	—
Total liabilities	255,487	33,102
Commitments and contingencies (refer to Note 10)
Equity:
Net Parent Investment	—	971,543
Star Holdings shareholders' equity:
Common Stock, $0.001 par value, 200,000 shares authorized, 13,320 and zero shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	13	—
Additional paid-in capital	607,623	—
Accumulated deficit	(262,575)	—
Accumulated other comprehensive loss	(139)	—
Star Holdings shareholders' equity	344,922	—
Noncontrolling interests	3,859	726
Total equity	348,781	972,269
Total liabilities and equity	$604,268	$1,005,371
(1)	Refer to Note 2 for details on the Company’s combined and consolidated variable interest entities (“VIEs”).
(2)	As of September 30, 2023, includes $7.2 million of management fees due to Safe (refer to Note 1).

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Operating lease income	$1,866	$3,424	$5,177	$9,715
Interest income	244	2,093	1,755	11,187
Other income(1)	16,625	17,808	32,686	30,734
Land development revenue	24,836	15,087	46,219	54,390
Total revenues	43,571	38,412	85,837	106,026
Costs and expenses:
Interest expense	2,297	9,518	15,005	33,296
Interest expense - related party	2,100	—	4,200	—
Real estate expense	14,006	15,425	35,995	37,693
Land development cost of sales	17,761	16,778	40,093	55,369
Depreciation and amortization	1,125	1,150	3,295	3,561
General and administrative(2)	7,310	7,005	28,960	5,882
Provision for (recovery of) loan losses	95	(157)	1,727	22,556
Impairment of assets	—	—	—	1,750
Other expense	181	118	783	274
Total costs and expenses	44,875	49,837	130,058	160,381
Unrealized loss on equity investment	(80,189)	—	(247,121)	—
Loss from operations before earnings from equity method investments and other items	(81,493)	(11,425)	(291,342)	(54,355)
Loss on early extinguishment of debt, net	(482)	—	(1,523)	—
Earnings from equity method investments	217	28,993	30,433	50,502
Net income (loss)	(81,758)	17,568	(262,432)	(3,853)
Net (income) from operations attributable to noncontrolling interests	(56)	(57)	(58)	(46)
Net income (loss) allocable to common shareholders	$(81,814)	$17,511	$(262,490)	$(3,899)
Per common share data:
Net income (loss) allocable to common shareholders
Basic and diluted	$(6.14)	$1.31	$(19.71)	$(0.29)

Weighted average number of common shares:
Basic and diluted	13,320	13,320	13,320	13,320
(1)	For the three months ended September 30, 2023 and 2022, includes $9.9 million and $10.0 million, respectively, of revenues from hotel properties. For the nine months ended September 30, 2023 and 2022, includes $18.0 million and $18.1 million, respectively, of revenues from hotel properties.
(2)	For the three and nine months ended September 30, 2023, includes $6.3 million and $13.5 million, respectively, of management fees incurred to related parties.

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(81,758)	$17,568	$(262,432)	$(3,853)
Other comprehensive income:
Reclassification of losses on cash flow hedges into earnings upon realization(1)	—	211	5,933	661
Reclassification of losses on available-for-sale securities	—	386	—	386
Unrealized losses on available-for-sale securities	(139)	—	(139)	(4,623)
Unrealized gains (losses) on cash flow hedges	—	4,509	(6,922)	7,186
Other comprehensive income (loss)	(139)	5,106	(1,128)	3,610
Comprehensive income (loss)	(81,897)	22,674	(263,560)	(243)
Comprehensive (income) loss attributable to noncontrolling interests	(56)	(57)	(58)	(46)
Comprehensive income (loss) attributable to common shareholders	$(81,953)	$22,617	$(263,618)	$(289)
(1)	Reclassified to “Earnings from equity method investments” in the Company’s combined and consolidated statements of operations for the Company’ impact of designated cash flow hedges at Safe (refer to Note 7).

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

	Common	Additional		Accumulated
	Stock	Paid-In	Accumulated	Other Comprehensive	Net Parent	Noncontrolling	Total
	At Par	Capital	Deficit	Income (Loss)	Investment	Interests	Equity
Balance as of June 30, 2023	$13	$607,623	$(180,761)	$—	$—	$3,803	$430,678
Net income (loss)	—	—	(81,814)	—	—	56	(81,758)
Change in accumulated other comprehensive income (loss)	—	—	—	(139)	—	—	(139)
Balance as of September 30, 2023	$13	$607,623	$(262,575)	$(139)	$—	$3,859	$348,781

Balance as of June 30, 2022	$—	$—	$—	$—	$1,152,778	$678	$1,153,456
Net income (loss)	—	—	—	—	17,511	57	17,568
Change in accumulated other comprehensive income (loss)	—	—	—	—	5,106	—	5,106
Stock-based compensation	—	—	—	—	(176)	—	(176)
Net transactions with iStar Inc.	—	—	—	—	(34,035)	—	(34,035)
Balance as of September 30, 2022	$—	$—	$—	$—	$1,141,184	$735	$1,141,919

Balance as of December 31, 2022	$—	$—	$—	$—	$971,543	$726	$972,269
Net income (loss)	—	—	(262,575)	—	85	58	(262,432)
Change in accumulated other comprehensive income (loss)	—	—	—	(139)	(989)	—	(1,128)
Common shares issued in conjunction with Spin-Off (refer to Note 1)	13	607,623	—	—	(607,636)	—	—
Contributions from noncontrolling interests	—	—	—	—	—	3,098	3,098
Stock-based compensation	—	—	—	—	1,778	—	1,778
Net transactions with iStar Inc.	—	—	—	—	(364,781)	—	(364,781)
Change in noncontrolling interests	—	—	—	—	—	(23)	(23)
Balance as of September 30, 2023	$13	$607,623	$(262,575)	$(139)	$—	$3,859	$348,781

Balance as of December 31, 2021	$—	$—	$—	$—	$1,223,695	$689	$1,224,384
Net income (loss)	—	—	—	—	(3,899)	46	(3,853)
Change in accumulated other comprehensive income (loss)	—	—	—	—	3,610	—	3,610
Stock-based compensation	—	—	—	—	(13,166)	—	(13,166)
Net transactions with iStar Inc.	—	—	—	—	(69,056)	—	(69,056)
Balance as of September 30, 2022	$—	$—	$—	$—	$1,141,184	$735	$1,141,919

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(262,432)	$(3,853)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	1,727	22,556
Impairment of assets	—	1,750
Depreciation and amortization	3,295	3,561
Stock-based compensation	1,778	(13,166)
Amortization of discounts/premiums and deferred interest on loans, net	(719)	(6,615)
Deferred interest on loans received	4,517	4,738
Amortization of premium, discount and deferred financing costs on debt obligations, net	408	—
Earnings from equity method investments	(30,433)	(50,502)
Distributions from operations of other investments	19,459	23,353
Deferred operating lease income	95	317
Unrealized loss on equity investment	247,121	—
Loss on early extinguishment of debt	1,523	—
Land development revenue (in excess of) cost of sales	(6,126)	979
Other operating activities, net	489	(2,683)
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	723	791
Changes in deferred expenses and other assets, net	(3,258)	468
Changes in accounts payable, accrued expenses and other liabilities	8,858	88
Cash flows used in operating activities	(12,975)	(18,218)
Cash flows from investing activities:
Originations and fundings of loans receivable and other lending investments, net	(6,388)	(5,831)
Capital expenditures on real estate assets	(882)	(588)
Capital expenditures on land and development assets	(7,245)	(15,945)
Repayments of and principal collections on loans receivable and other lending investments, net	31,757	90,615
Net proceeds from sales of loans receivable	37,650	49,382
Net proceeds from sales of land and development assets	42,768	51,580
Distributions from other investments	47,411	8,913
Contributions to and acquisition of interest in other investments	—	(80,399)
Other investing activities, net	810	10,054
Cash flows provided by investing activities	145,881	107,781
Cash flows from financing activities:
Net transactions with iStar Inc.	(290,077)	(74,916)
Borrowings from debt obligations	253,070	—
Repayments of debt obligations	(50,000)	—
Payment of deferred financing costs	(1,262)	—
Payments for debt prepayment or extinguishment costs	(895)	—
Cash flows used in financing activities	(89,164)	(74,916)
Changes in cash, cash equivalents and restricted cash	43,742	14,647
Cash, cash equivalents and restricted cash at beginning of period	7,474	17,074
Cash, cash equivalents and restricted cash at end of period	$51,216	$31,721

	For the Nine Months Ended September 30,
	2023	2022
Reconciliation of cash and cash equivalents and restricted cash presented on the combined and consolidated statements of cash flows
Cash and cash equivalents	$45,563	$29,744
Restricted cash included in deferred expenses and other assets, net	5,653	1,977
Total cash and cash equivalents and restricted cash	$51,216	$31,721
Supplemental disclosure of non-cash investing and financing activity:
Net transactions with iStar Inc.	$(74,704)	$5,860
Settlement of debt obligations	115,000	—
Assumption of debt obligations from iStar Inc.	125,000	—
Accounts payable for capital expenditures on land and development and real estate assets	1,037	—
Origination of loan receivable	2,550	—

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

These combined and consolidated financial statements include an allocation of general and administrative expenses and interest expense to the Company from iStar through the date of the Spin-Off. General and administrative expenses include certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock-based compensation, represent a pro rata allocation of costs from iStar’s real estate finance, operating properties, land and development and corporate business segments based on the Company’s average net assets for those segments as a percentage of iStar’s average net assets for those segments. Interest expense, net of amounts capitalized, was allocated to the Company by calculating the Company’s average net assets as a percentage of the average net assets in iStar’s segments and multiplying that percentage by the interest expense allocated to iStar’s segments. The Company believes the allocation methodology for general and administrative expenses and interest expense is reasonable. Accordingly, the general and administrative expense and interest expense allocations presented in our combined and consolidated statements of operations for historical periods does not necessarily reflect what our general and administrative expenses and interest expense will be as a standalone public company. For the three months ended September 30, 2022, the Company was allocated $7.0 million of general and administrative expense and $9.5 million of interest expense. For the three months ended September 30, 2022, the general and administrative expense allocation includes ($0.2) million of stock-based compensation (refer to Note 3). For the nine months ended September 30, 2023 and 2022, the Company was allocated $14.1 million and $5.9 million, respectively, of general and administrative expense and $8.0 million and $33.3 million, respectively, of interest expense. For the nine months ended September 30, 2023 and 2022, the general and administrative expense allocation includes $1.8 million and ($13.2) million, respectively, of stock-based compensation (refer to Note 3). Subsequent to the Spin-Off, the Company has its own general and administrative expense and interest expense as a stand-alone public company.

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of September 30, 2023 and December 31, 2022. The following table presents the assets and liabilities of the Company’s consolidated VIEs as of September 30, 2023 and December 31, 2022 ($ in thousands):

	As of
	September 30, 2023	December 31, 2022
ASSETS
Real estate
Real estate, at cost	$94,624	$94,159
Less: accumulated depreciation	(20,505)	(18,033)
Real estate, net	74,119	76,126
Land and development, net	112,662	128,717
Cash and cash equivalents	18,610	3,754
Accrued interest and operating lease income receivable, net	23	—
Deferred operating lease income receivable, net	7	6
Deferred expenses and other assets, net	7,331	6,921
Total assets	$212,752	$215,524
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$26,198	$24,406
Total liabilities	26,198	24,406

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

Impairments — The Company reviews real estate assets to be held for use and land and development assets, for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use and land and development assets are impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income trends, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets and land and development assets, when applicable, are recorded in “Impairment of assets” in the Company’s combined and consolidated statements of operations. During the nine months ended September 30, 2022, the Company recognized an impairment of $1.8 million on an operating property based on the expected cash flows to be received.

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

Loans receivable classified as held-for-investment are reported at their outstanding unpaid principal balance net of any unamortized acquisition premiums or discounts and unamortized deferred loan costs or fees. These loans could also include accrued and paid-in-kind interest and accrued exit fees that the Company determines are probable

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

of being collected. Debt securities classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in “Accumulated other comprehensive income (loss)” on the Company’s combined and consolidated balance sheets. Realized gains on the sale of available-for-sale securities are recorded in “Other income” in the Company’s combined and consolidated statements of operations.

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

Variable interest entities — The Company evaluates its investments and other contractual arrangements to determine if they constitute variable interests in a VIE. A VIE is an entity where a controlling financial interest is achieved through means other than voting rights. A VIE is consolidated by the primary beneficiary, which is the party that has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This overall consolidation assessment includes a review of, among other factors, which interests create or absorb variability, contractual terms, the key decision-making powers, their impact on the VIE’s economic performance,

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

and related party relationships. Where qualitative assessment is not conclusive, the Company performs a quantitative analysis. The Company reassesses its evaluation of the primary beneficiary of a VIE on an ongoing basis and assesses its evaluation of an entity as a VIE upon certain reconsideration events.

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

Identified intangible assets and liabilities — Upon the acquisition of a business or an asset, the Company records intangible assets or liabilities acquired at their relative fair values and determines whether such intangible assets or liabilities have finite or indefinite lives. As of September 30, 2023, all such intangible assets and liabilities acquired by the Company have finite lives. Intangible assets are included in “Deferred expenses and other assets, net” and intangible liabilities are included in “Accounts payable, accrued expenses and other liabilities” on the Company’s combined and consolidated balance sheets. The Company amortizes finite lived intangible assets and liabilities based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets, when applicable, are recorded in “Impairment of assets” in the Company’s combined and consolidated statements of operations.

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

Other income:   Other income includes dividend income from our investment in Safe (refer to Note 7), ancillary income from our operating properties, land and development projects and loan portfolio, revenues from golf course operations and hotel operations, which are recognized when rooms are occupied, and the related services are provided. Hotel revenues include room sales, food and beverage sales, parking, telephone, spa services and gift shop sales. Other ancillary income could include gains from sales of loans, loan prepayment fees, yield maintenance payments, lease termination fees and other ancillary income.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

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

The Company considers a loan to be non-performing and places it on non-accrual status at such time as: (1) interest payments become 90 days delinquent; (2) it has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. Non-accrual loans are returned to accrual status when they have become contractually current and management believes all amounts contractually owed will be received. The Company will record a specific allowance on a non-performing loan if the Company determines that the collateral fair value less costs to sell is less than the carrying value of the collateral-dependent asset. The specific allowance is increased (decreased) through “Provision for (recovery of) loan losses” in the Company’s combined and consolidated statements of operations and is decreased by charge-offs. During delinquency and the foreclosure process, there are typically numerous points of negotiation with the borrower or tenant as the Company works toward a settlement or other alternative resolution, which can impact the potential for repayment or receipt of collateral. The Company’s policy is to charge off a loan when it determines, based on a variety of factors, that all commercially reasonable means of recovering the loan balance have been exhausted. This may occur at different times, including when the Company receives cash or other assets in a pre-foreclosure sale or takes control of the underlying collateral in full satisfaction of the loan upon foreclosure or deed-in-lieu, or when the Company has otherwise ceased significant collection efforts. The Company considers circumstances such as the foregoing to be indicators that the final steps in the loan collection process have occurred and that a loan is uncollectible. At this point, a loss is confirmed and the loan and related allowance will be charged off.

The Company made the accounting policy election to record accrued interest on its loan portfolio separate from its loans receivable and other lending investments and to exclude accrued interest from its amortized cost basis disclosures (refer to Note 6). As of September 30, 2023 and December 31, 2022, accrued interest was $0.1 million and $0.1 million, respectively, and is recorded in “Accrued interest and operating lease income receivable, net” on the Company’s combined and consolidated balance sheets. The Company places loans on non-accrual status once interest on the loan becomes 90 days delinquent and reverses any accrued interest as a reduction to interest income or recognizes a credit loss expense at such time. As such, the Company elected the practical expedient to not record an allowance against accrued interest receivable. During the three and nine months ended September 30, 2023 and 2022, the Company did not reverse any accrued interest on its loan portfolio.

As of September 30, 2023, the Company did not have any non-performing loans. Loans receivable held for sale are carried at the lower of amortized cost or estimated fair value. The Company generally uses the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In some cases, the Company obtains external “as is” appraisals for loan collateral, generally when third party participations exist. Valuations are performed or obtained at the time a loan is determined to be impaired or designated non-

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

performing, and they are updated if circumstances indicate that a significant change in value has occurred. In limited cases, appraised values may be discounted when real estate markets rapidly deteriorate.

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

Stock-based compensation — The Company does not have any stock-based compensation plans; however, prior to the Spin-Off, the Company has been allocated stock-based compensation expense from iStar, related to awards made to employees of iStar under its 2009 Long-Term Incentive Plan, for the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022 (refer to Note 2).

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

For the nine months ended September 30, 2023, the Company recorded a deferred income tax benefit in the amount of $16.6 million related primarily to unrealized losses on the Company’s equity investments and impairments. For the nine months ended September 30, 2023, the Company also recorded an offsetting income tax expense of $16.6 million to increase the valuation allowance and reduce the Company's deferred tax assets to their more likely than not net realizable value, which is zero as of September 30, 2023.

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

Note 4—Real Estate

The Company’s real estate assets were comprised of the following ($ in thousands):

	As of
	September 30, 2023	December 31, 2022
Land, at cost	$5,570	$5,570
Buildings and improvements, at cost	91,830	89,023
Less: accumulated depreciation	(21,080)	(18,096)
Real estate, net	$76,320	$76,497

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant reimbursements were $0.7 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and $1.5 million and $2.4 million for the nine months ended September 30, 2023 and 2022, respectively. These amounts are included in “Operating lease income” in the Company’s combined and consolidated statements of operations.

Allowance for Doubtful Accounts—As of September 30, 2023 and December 31, 2022, the allowance for doubtful accounts related to real estate tenant receivables was $0.1 million and $0.1 million, respectively. These amounts are included in “Accrued interest and operating lease income receivable, net” on the Company’s combined and consolidated balance sheets.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, in effect as of September 30, 2023, are as follows by year ($ in thousands):

Year	Amount
2023 (remaining three months)	$1,080
2024	4,243
2025	4,224
2026	4,203
2027	1,570
Thereafter	1,117

Note 5—Land and Development

The Company’s land and development assets were comprised of the following ($ in thousands):

	As of
	September 30,	December 31,
	2023	2022
Land and land development, at cost	$210,266	$243,727
Less: accumulated depreciation	(11,977)	(11,713)
Total land and development, net	$198,289	$232,014

Dispositions—During the three months ended September 30, 2023 and 2022, the Company sold land parcels and residential lots and units and recognized land development revenue of $24.8 million and $15.1 million, respectively, and land development cost of sales of $17.8 million and $16.8 million, respectively, from its land and development portfolio. During the nine months ended September 30, 2023 and 2022, the Company sold land parcels and residential lots and units and recognized land development revenue of $46.2 million and $54.4 million, respectively, and land development cost of sales of $40.1 million and $55.4 million, respectively, from its land and development portfolio.

In September 2023, the Company sold a land parcel to a third-party and provided the buyer with a loan to finance the acquisition. If the buyer prepays the loan in full on or before a specified date, it will receive a discounted purchase price. The Company recorded the loan based on the discounted purchase price at origination since collection of the discounted portion of the sale is undetermined. The loan to the buyer is included in “Loans receivable and other lending investments, net” on the Company’s combined and consolidated balance sheet.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company’s loans receivable and other lending investments by class ($ in thousands):

	As of
	September 30, 2023	December 31, 2022
Construction loans
Senior mortgages	$—	$36,249
Subtotal - gross carrying value of construction loans	—	36,249
Loans
Senior mortgages	2,550	—
Subordinate mortgages	14,026	13,331
Subtotal - gross carrying value of loans	16,576	13,331
Other lending investments
Available-for-sale debt securities	4,081	—
Subtotal - other lending investments	4,081	—
Total gross carrying value of loans receivable and other lending investments	20,657	49,580
Allowance for loan losses	(484)	(925)
Total loans receivable and other lending investments, net	$20,173	$48,655

Allowance for Loan Losses—Changes in the Company’s allowance for loan losses were as follows for the three months ended September 30, 2023 and 2022 ($ in thousands):

	General Allowance
			Held to
	Construction		Maturity Debt	Specific
Three Months Ended September 30, 2023	Loans	Loans	Securities	Allowance	Total
Allowance for loan losses at beginning of period	$—	$389	$—	$—	$389
Provision for loan losses(1)	—	95	—	—	95
Allowance for loan losses at end of period	$—	$484	$—	$—	$484

Three Months Ended September 30, 2022
Allowance for loan losses at beginning of period	$861	$450	$1,014	$708	$3,033
Provision for (recovery of) loan losses(1)	(13)	(72)	(67)	9	(143)
Allowance for loan losses at end of period	$848	$378	$947	$717	$2,890
(1)	During the three months ended September 30, 2023 and 2022, the Company recorded a provision for (recovery of) loan losses of $0.1 million and ($0.2) million, respectively, in its combined and consolidated statements of operations. The provision in 2023 was due primarily to the origination of a new loan during the three months ended September 30, 2023. The recovery in 2022 was due primarily to the repayment of loans during the three months ended September 30, 2022.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Changes in the Company’s allowance for loan losses were as follows for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	General Allowance
			Held to
	Construction		Maturity Debt	Specific
Nine Months Ended September 30, 2023	Loans	Loans	Securities	Allowance	Total
Allowance for loan losses at beginning of period	$92	$437	$—	$396	$925
(Recovery of) provision for loan losses(1)	(92)	47	—	(396)	(441)
Allowance for loan losses at end of period	$—	$484	$—	$—	$484

Nine Months Ended September 30, 2022
Allowance for loan losses at beginning of period	$1,213	$676	$2,304	$576	$4,769
Provision for (recovery of) loan losses(1)	(365)	(298)	23,643	141	23,121
Charge-offs(1)	—	—	(25,000)	—	(25,000)
Allowance for loan losses at end of period	$848	$378	$947	$717	$2,890
(1)	During the nine months ended September 30, 2023 and 2022, the Company recorded a provision for loan losses of $1.7 million and $22.6 million, respectively, in its combined and consolidated statements of operations. The provision in 2023 was due primarily to a $2.2 million provision on the sale of a loan held for sale, which was partially offset by a recovery of loan losses due to the repayment of loans during the nine months ended September 30, 2023. The provision in 2022 was due primarily to a $25.0 million charge-off on the Company’s held-to-maturity debt security, which was recorded at the repayment proceeds received in 2022.

The Company’s investment in loans and other lending investments and the associated allowance for loan losses were as follows as of September 30, 2023 and December 31, 2022 ($ in thousands):

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment(1)	Impairment	Total
As of September 30, 2023
Loans	$—	$16,576	$16,576
Available-for-sale debt securities(2)	—	4,081	4,081
Less: Allowance for loan losses	—	(484)	(484)
Total	$—	$20,173	$20,173
As of December 31, 2022
Construction loans	$29,493	$6,756	$36,249
Loans	—	13,331	13,331
Less: Allowance for loan losses	(396)	(529)	(925)
Total	$29,097	$19,558	$48,655
(1)	The carrying value of this loan includes amortized fees of $0.1 million as of December 31, 2022. The Company’s loans individually evaluated for impairment represent loans on non-accrual status and the unamortized amounts associated with these loans are not currently being amortized into income.
(2)	Available-for-sale debt securities were evaluated for impairment under ASC 326-30 — Financial Instruments-Credit Losses.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

The Company’s amortized cost basis in performing senior mortgage and subordinate mortgages, presented by year of origination and by credit quality, as indicated by risk rating, as of September 30, 2023 were as follows ($ in thousands):

Year of Origination
	2023	2022	2021	2020	2019	Prior to 2019	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	2,550	—	—	—	—	—	2,550
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$2,550	$—	$—	$—	$—	$—	$2,550
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	14,026	14,026
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$14,026	$14,026
Total	$2,550	$—	$—	$—	$—	$14,026	$16,576

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

The Company’s amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

		Less Than	Greater
		or Equal	Than	Total
	Current	to 90 Days	90 Days	Past Due	Total
As of September 30, 2023
Senior mortgages	$2,550	$—	$—	$—	$2,550
Subordinate mortgages	14,026	—	—	—	14,026
Total	$16,576	$—	$—	$—	$16,576
As of December 31, 2022
Senior mortgages	$6,756	$29,493	$—	$29,493	$36,249
Subordinate mortgages	13,331	—	—	—	13,331
Total	$20,087	$29,493	$—	$29,493	$49,580

Impaired Loans—In the fourth quarter 2022, the Company classified a loan with a carrying value of $29.1 million as non-performing upon maturity default. The loan was repaid in full in March 2023. The Company’s balances for its impaired loan were as follows ($ in thousands):

	As of September 30, 2023			As of December 31, 2022
		Unpaid			Unpaid
	Amortized	Principal	Related	Amortized	Principal	Related
	Cost	Balance	Allowance	Cost	Balance	Allowance
With an allowance recorded:
Senior mortgages(1)	$—	$—	$—	$29,493	$29,358	$(396)
Total	$—	$—	$—	$29,493	$29,358	$(396)
(1)	The Company had one non-accrual loan as of December 31, 2022 that was considered impaired and included in the table above. The Company did not record any interest income on impaired loans for the three and nine months ended September 30, 2023 and 2022.

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

Other lending investments—Other lending investments includes the following securities ($ in thousands):

			Net		Net
		Amortized	Unrealized	Estimated	Carrying
	Face Value	Cost Basis	Gain (Loss)	Fair Value	Value
As of September 30, 2023
Available-for-sale securities
Municipal debt securities(1)	$4,220	$4,220	$(139)	$4,081	$4,081
Total	$4,220	$4,220	$(139)	$4,081	$4,081

(1)	In September 2023, the Company acquired two securities for $4.2 million. The securities both accrue interest at 7.0% and mature in July 2053.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments

The Company’s other investments and its proportionate share of earnings from equity investments were as follows ($ in thousands):

			Earnings from		Earnings from
	Carrying Value		Equity Method Investments		Equity Method Investments
	as of		For the Three Months Ended		For the Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2023	2022	2023	2022	2023	2022
Safehold Inc. ("Safe")(1)	$240,703	$554,733	$—	$16,052	$1,089	$27,956
Other real estate and strategic equity investments(2)	283	32,405	217	12,941	29,344	22,546
Total	$240,986	$587,138	$217	$28,993	$30,433	$50,502
(1)	As of September 30, 2023, the Company owned 13.5 million shares of Safe common stock which, based on the closing price of $17.80 on September 29, 2023, had a market value of $240.7 million. The Company does not have significant influence over Safe and accounts for its investment in Safe as an equity investment under ASC 321 – Investments – Equity Securities (“ASC 321”), which requires that the Company adjust its investment in Safe to fair value through income at each reporting period. As such, the Company recognized an “Unrealized loss on equity investment” of $80.2 million and $247.1 million, respectively, in its combined and consolidated statements of operations for the three and nine months ended September 30, 2023. Prior to the Spin-Off, iStar accounted for its investment in Safe as an equity method investment under ASC 323 – Investments – Equity Method and Joint Ventures (“ASC 323”) due to its ability to exercise significant influence. Pursuant to ASC 323-10-40-1, an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. For the nine months ended September 30, 2022, equity in earnings includes $0.3 million of dilution gains resulting from Safe equity offerings. As of December 31, 2022, the Company was allocated ownership of approximately 15.2 million shares of Safe common stock from iStar. The allocation was adjusted based upon the final terms of the Spin-Off on March 31, 2023, and the Company’s investment basis was reduced by approximately 1.8 million shares with a carrying value of approximately $65.6 million, which was adjusted against additional paid-in capital within equity.
(2)	For the nine months ended September 30, 2023, the Company recorded $29.3 million in earnings from equity method investments primarily from the sale of properties within its equity method investments. For the nine months ended September 30, 2022, the Company recognized earnings from equity method investments of $11.5 million primarily from the sale of a multifamily property at one of our ventures and $5.0 million primarily from the settlement of our interest in a venture.

Safehold Inc.—Safe is a publicly-traded company that acquires, owns, manages, finances and capitalizes ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). As of September 30, 2023, the Company owned approximately 13.5 million shares, or 19.0%, of Safe’s outstanding common stock. The Company accounts for its investment in the Safe Shares as an equity investment due to the terms of the governance agreement described below.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

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

The initial term of the Management Agreement will expire on the first anniversary of the date of the Management Agreement and will be automatically renewed for a one-year term each anniversary date thereafter unless previously terminated pursuant to the terms thereof. The Company will pay the manager fixed cash management fees of $25.0 million, $15.0 million, $10.0 million and $5.0 million, respectively, in each of the initial four annual terms of the Management Agreement and 2.0% of the gross book value of the Company’s assets excluding the Safe Shares for each annual term thereafter, and will reimburse the manager for third party expenses incurred in connection with its services. During the three and nine months ended September 30, 2023, the Company recorded $6.3 million and $13.5 million, respectively, of management fees to the Manager.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

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

Safe Credit Facility—Refer to Note 9 for additional information on the Safe Credit Facility.

Other real estate and strategic equity investments—As of September 30, 2023, the Company’s other real estate equity investments include equity interests of 95% in real estate ventures comprised primarily of investments in two operating properties that have been sold and are in the process of liquidating. As of December 31, 2022, the Company’s other real estate equity investments include equity interests of 95% in real estate ventures comprised of investments in three operating properties.

Summarized investee financial information—The following table presents the investee level summarized financial information for the Company’s equity method investment in Safe that was significant for the periods presented ($ in thousands):

	Revenues	Expenses	Net Income Attributable to Safe(1)
For the Three Months Ended March 31, 2023(2)
Safe	$78,329	$75,875	$4,682

For the Nine Months Ended September 30, 2022
Safe	$196,943	$136,517	$113,628

(1)	Net Income Attributable to Safe also includes gain on sale of net investment in leases and earnings from equity method investments.
(2)	Prior to the Spin-Off, iStar accounted for its investment in Safe as an equity method investment under ASC 323 due to its ability to exercise significant influence. Subsequent to the Spin-Off, the Company does not have significant influence over Safe and accounts for its investment in Safe as an equity investment under ASC 321, which requires that the Company adjust its investment in Safe to fair value through income at each reporting period.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):(1)

	As of
	September 30, 2023	December 31, 2022
Other assets(1)	$11,001	$9,471
Operating lease right-of-use assets(2)	1,492	1,860
Restricted cash	5,653	3,247
Other receivables	2,516	1,895
Leasing costs, net(3)	109	129
Intangible assets, net(4)	273	319
Deferred expenses and other assets, net	$21,044	$16,921
(1)	As of September 30, 2023 and December 31, 2022, other assets primarily includes prepaid expenses and deposits for certain real estate assets.
(2)	Right-of use lease assets initially equal the lease liability. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s combined and consolidated statements of operations. During the three months ended September 30, 2023 and 2022, the Company recognized $0.1 million and $0.1 million, respectively, in “Real estate expense” in its combined and consolidated statements of operations relating to operating leases. During the nine months ended September 30, 2023 and 2022, the Company recognized $0.4 million and $0.5 million, respectively, in “Real estate expense” in its combined and consolidated statements of operations relating to operating leases.
(3)	Accumulated amortization of leasing costs was $0.1 million and $0.1 million as of September 30, 2023 and December 31, 2022, respectively.
(4)	Intangible assets, net includes above market and in-place lease assets related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $0.1 million and $0.1 million as of September 30, 2023 and December 31, 2022, respectively. The amortization of above market leases decreased operating lease income in the Company’s combined and consolidated statements of operations by $8 thousand and $0.1 million, respectively, for the three and nine months ended September 30, 2022. These intangible lease assets are amortized over the remaining term of the lease. As of September 30, 2023, the weighted average remaining amortization period for the Company’s intangible assets was approximately 5.1 years.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2023	December 31, 2022
Other liabilities(1)	$36,304	$26,235
Accrued expenses	4,716	4,861
Operating lease liabilities (see table above)	1,648	2,006
Accounts payable, accrued expenses and other liabilities	$42,668	$33,102
(1)	As of September 30, 2023, “Other liabilities” includes $20.1 million of deferred income, $7.2 million of management fees due Safe and $6.2 million of other payables related to real estate properties. As of December 31, 2022, “Other liabilities” includes $21.2 million of deferred income and $2.5 million of other payables related to real estate properties.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net

The Company’s debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated	Scheduled
	September 30, 2023	December 31, 2022	Interest Rates	Maturity Date
Debt obligations:
Safe Credit Facility	$115,000	$—	8.00%	March 2027
Margin Loan Facility	100,000	—	SOFR plus 3.00%	March 2026
Total debt obligations	215,000	—
Debt discounts and deferred financing costs, net	(2,181)	—
Total debt obligations, net(1)	$212,819	$—
(1)	During the three and nine months ended September 30, 2023, the Company capitalized interest expense on qualifying real estate assets of $0.6 million and $1.6 million, respectively.

Future Scheduled Maturities—As of September 30, 2023, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

2023	$—
2024	—
2025	—
2026	100,000
2027	115,000
Thereafter	—
Total principal maturities	215,000
Unamortized discounts and deferred financing costs, net	(2,181)
Total debt obligations, net	$212,819

Safe Credit Facility—In connection with the Spin-Off, on March 31, 2023, the Company, as borrower, entered into a credit agreement with Safe for a secured term loan with an outstanding principal amount of $115 million, plus up to $25 million in incremental borrowing capacity for specified purposes (as amended from time to time, the "Safe Credit Facility"). The Safe Credit Facility matures on March 31, 2027.

Interest on borrowings under the Safe Credit Facility is payable in cash and accrues interest at a rate of (x) 8.00% per annum or (y) to the extent any loan remains outstanding under an incremental facility available under the Safe Credit Facility at such time, 10.00% per annum, as applicable. Amounts outstanding under the Safe Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty. Refer to Note 15 for details on the amendment to the terms of the Safe Credit Facility.

The Company paid a $0.6 million commitment fee in connection with the Safe Credit Facility. The Safe Credit Facility is secured by a first priority pledge of the equity interests in certain subsidiaries of the Company.

During the three and nine months ended September 30, 2023, the Company incurred $2.4 million and $4.8 million, respectively, of interest expense gross of amounts capitalized on the Safe Credit Facility, which is included in “Interest expense – related party” in the Company’s combined and consolidated statements of operations.

Margin Loan Facility—On March 31, 2023, STAR Investment Holdings SPV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company ("STAR SPV"), as borrower, entered into a margin loan agreement providing for a three-year, $140.0 million senior secured margin loan facility (as amended from time to time, the "Margin Loan Facility"), with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. LLC, as calculation agent, and Morgan Stanley Bank, N.A., as initial lender (refer to Note 15). STAR SPV drew the full amount

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

of the Margin Loan Facility on March 31, 2023 and directed that approximately $88.0 million of the proceeds be applied to redeem iStar’s senior unsecured notes due 2024, 2025 and 2026. The Company repaid $40.0 million principal amount of the Margin Loan Facility during the six months ended September 30, 2023. The Margin Loan Facility is initially secured by a first priority pledge of the Safe Shares and has a maturity of March 31, 2026. Refer to Note 15 for details on the amendment to the terms of the Margin Loan Facility.

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

During the three months ended March 31, 2023, the Company assumed a $125.0 million loan payable to iStar. The loan had an interest rate of 8.0%. As a result, the Company recognized $2.5 million of interest expense during the nine months ended September 30, 2023. The loan was repaid during the three months ended March 31, 2023.

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

Note 10—Commitments and Contingencies

Commitments—Future minimum lease obligations under non-cancelable operating leases as of September 30, 2023 are as follows ($ in thousands):(1)

2023 (remaining three months)	$121
2024	486
2025	486
2026	486
2027	162
Thereafter	—
Total undiscounted cash flows	1,741
Present value discount(1)	(93)
Lease liabilities	$1,648
(1)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at inception at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 3.0% and the weighted average remaining lease term is 3.6 years.

Legal Proceedings—The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company’s business as a finance and

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

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

Risk concentrations—Concentrations of credit risks arise when a number of borrowers, tenants or investees related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions.

All of the Company’s real estate and assets collateralizing its loans receivable are located in the United States. As of September 30, 2023, the Company’s portfolio contains concentrations in the following property types: entertainment/leisure, land and development, hotel, condominium and retail and the Safe Shares.

The Company underwrites the credit of prospective borrowers and tenants and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company’s loans and real estate assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or tenant, the inability of that borrower or tenant to make its payment could have a material adverse effect on the Company. In addition, declines in the market price of Safe common stock could require the Company to post additional collateral or prepay some or all of the outstanding borrowings under the Margin Loan Facility.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Equity

Common Stock—On March 31, 2023, in connection with the Spin-Off,  iStar distributed 100% of the common shares of beneficial interest in the Company to holders of common stock of iStar ("iStar Common Stock") by way of a pro rata distribution of 0.153 common shares of the Company for each outstanding share of iStar Common Stock held on the record date of the distribution.  As of September 30, 2023, the Company has one class of common stock with 13,319,552 shares outstanding.

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

Accumulated Other Comprehensive Income (Loss)— “Accumulated other comprehensive income (loss)” reflected in the Company’s shareholders’ equity is comprised of the Company’s share of unrealized gains or losses on cash flow hedges of its equity method investments and unrealized gains or losses on the Company’s available-for-sale securities. The Company does not have any derivatives as of September 30, 2023.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Earnings Per Share

The following table presents a reconciliation of income from operations used in the basic and diluted earnings per share (“EPS”) calculations ($ in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(81,758)	$17,568	$(262,432)	$(3,853)
Net (income) loss from operations attributable to noncontrolling interests	(56)	(57)	(58)	(46)
Net income (loss) allocable to common shareholders	$(81,814)	$17,511	$(262,490)	$(3,899)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) allocable to common shareholders	$(81,814)	$17,511	$(262,490)	$(3,899)

Denominator for basic and diluted earnings per share:(1)
Weighted average common shares outstanding for basic and diluted earnings per common share	13,320	13,320	13,320	13,320

Basic and diluted earnings per common share:
Net income (loss) allocable to common shareholders	$(6.14)	$1.31	$(19.71)	$(0.29)
(1)	For all periods presented prior to the Spin-Off, the weighted average shares outstanding for the EPS calculation assumes the pro rata distribution of 0.153 common shares of the Company’s common stock for each outstanding share of iStar Common Stock on the record date of the distribution were issued and outstanding.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

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

The following fair value hierarchy table summarizes the Company’s assets recorded at fair value on a recurring or non-recurring basis by the above categories as of September 30, 2023 and December 31, 2022 ($ in thousands):

	Fair Value Using
		Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2023
Recurring basis:
Available-for-sale debt securities(1)	$4,081	$—	$—	$4,081
Other investments (refer to Note 7)	240,703	240,703	—	—

As of December 31, 2022
Non-recurring basis:
Real estate, net(2)	$811	$—	$—	$811
Impaired land and development(3)	26,300	—	—	26,300
Loans receivable held for sale (refer to Note 6)	37,650	—	—	37,650
(1)	The fair value of the Company’s available-for-sale debt securities are based upon unadjusted third-party broker quotes and are classified as Level 3.
(2)	During the year ended December 31, 2022, the Company recorded a $1.8 million impairment on an operating property with an estimated fair value of $0.8 million. The estimated fair value is based on the cash flows expected to be received.

(3)	During the year ended December 31, 2022, the Company recorded a $12.7 million impairment on a land and development asset with an estimated fair value of $26.3 million. The estimated fair value is based on future cash flows expected to be received using a discount rate of 12.5%.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company’s combined and consolidated balance sheets for the nine months ended September 30, 2023 ($ in thousands):

Beginning balance	$—
Purchases	4,220
Unrealized losses recorded in other comprehensive income (loss)	(139)
Ending balance	$4,081

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Fair values of financial instruments—The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of September 30, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Loans receivable and other lending investments, net(1)	$20	$17	$49	$46
Loans receivable held for sale(1)	—	—	38	38
Equity investment in Safe(2)	241	241	—	—
Cash and cash equivalents(3)	46	46	4	4
Restricted cash(3)	6	6	3	3

Liabilities
Debt obligations, net(1)	213	213	—	—
(1)	The fair value of the Company’s loans receivable and other lending investments, net, loans receivable held for sale and debt obligations are classified as Level 3 within the fair value hierarchy.
(2)	The fair value of the Company’s investment in approximately 13.5 million shares of Safe common stock is classified as Level 1 within the fair value hierarchy, and is included within “Other investments” on the Company’s balance sheet.
(3)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values. Restricted cash is recorded in “Deferred expenses and other assets, net” on the Company’s balance sheet. The fair value of the Company’s cash and cash equivalents and restricted cash are classified as Level 1 within the fair value hierarchy.

Note 15—Subsequent Events

On October 4, 2023, the Company entered into an amendment to its Safe Credit Facility with Safe. The amendment provides that: (i) the Company may access the existing $25.0 million incremental borrowing capacity provided under the agreement to replenish funds expended by the Company on or after October 4, 2023 to make voluntary prepayments under its Margin Loan Facility; and (ii) the Company will no longer have the right to pay interest in kind on the Safe Credit Facility.

On October 6, 2023, STAR SPV entered into an amendment to the Margin Loan Facility (refer to Note 9) with Morgan Stanley Bank, N.A., as initial lender. The Margin Loan Facility is secured by all of the Safe Shares beneficially owned by the Company. The amendment: (i) reduces the floor price at which the market price of Safe common stock would trigger a mandatory prepayment of outstanding borrowings under the Margin Loan Facility from $14.00 to $10.00; and (ii) moderately lowers the loan-to-value ratios that would require STAR SPV to post additional collateral with the lender. Subsequent to September 30, 2023, the Company repaid $19.8 million principal amount of the Margin Loan Facility.

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

Our Development Portfolio

Asbury Park Waterfront

We are the managing member in Asbury Partners, LLC, which is the joint venture that owns the Asbury Park Waterfront investment. The aggregate carrying value of the Asbury Park Waterfront investment was approximately $157.1 million as of September 30, 2023.

The Asbury Park Waterfront investment includes the following:

●	Asbury Ocean Club Surfside Resort and Residences: a 16-story mixed use project featuring 130 residential condominium units, a 54-key luxury boutique hotel, 24,000 square feet of retail space, 410 structured parking spaces and a 15,000 square foot gym and spa amenity area. The property was completed in 2019. The hotel is managed by a third party. As of September 30, 2023, two residential condominium units remain unsold.
●	The Asbury: a 110-key independent boutique hotel with indoor and outdoor event spaces, and a rooftop bar. The hotel was completed in 2016 and is managed by a third party.
●	Asbury Lanes: a 12,000 square foot music and entertainment venue. The venue was completed in 2018, connected to The Asbury, and is managed by a third party.

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

Magnolia Green

Magnolia Green is an approximately 1,900 acre multi-generational master planned residential community that is entitled for 3,550 single and multifamily dwelling units and approximately 193 acres of land for commercial development. The community is located 19 miles southwest of Richmond, Virginia and offers distinct phases designed for people in different life stages, from first home buyers to empty nesters in single family and townhomes built by the area’s top homebuilders. The project is anchored by the Magnolia Green Golf Club, a semi-private 18-hole Nicklaus Design championship golf course with full-service clubhouse and driving range. There are also numerous community amenities, including the Aquatic Center, featuring multiple pools and a snack bar, Arbor Walk, featuring a junior Olympic competition pool, water slide and sports courts, the Tennis Center, featuring tennis and pickleball courts and a pro shop, and miles of paved trails. The aggregate carrying value of our Magnolia Green assets as of September 30, 2023 was $78.4 million.

As of September 30, 2023, 1,904 residential lots have been sold to homebuilders. We anticipate selling our remaining residential lots to homebuilders either upon completion of horizontal lot development or in bulk as unimproved lots over the next three years and it could take substantially longer. We anticipate selling the golf course operations to a third party upon completion of residential lot sellout. There can be no assurance, however, that these sales will be completed.

Our Monetizing Portfolio

As of September 30, 2023, we owned assets that we expect to monetize primarily through asset sales, loan repayments or active asset management. These assets included in our portfolio as of September 30, 2023 had an aggregate carrying value of approximately $59.5 million and were comprised primarily of loans, operating properties, land and other assets. Summarized information regarding these assets is set forth below.

Loans and other lending investments.   The loans and other lending investments included in our monetizing portfolio as of September 30, 2023 include two loans with an aggregate carrying value of $16.1 million and two available-for-sale debt securities with an aggregate carrying value of $4.1 million.

Operating Properties.   The operating properties included in our portfolio as of September 30, 2023 include two ventures which sold residential active adult properties and have an aggregate carrying value of $0.3 million as the ventures liquidate.

Land.   The land assets included in our portfolio as of September 30, 2023 include two assets with an aggregate carrying value of approximately $35.2 million. Our general strategy is to seek to sell the land assets to third party developers.

Other.   The remainder of the monetizing assets primarily consist of two short term leases that we have subleased to third parties, which had an aggregate carrying value of $3.8 million as of September 30, 2023, and a group of loans and equity interests that are recorded as having no carrying value in our financial statements. Our general strategy is to seek to sell the leased assets, although we may hold one or both leases until they expire. For the assets with no carrying value, we may seek to sell these assets but can give no assurance that we will recover any value from them.

Investment in Safe.   In addition to the assets described above, we also own the Safe Shares which had a fair value of $240.7 million based on the closing price of $17.80 as of September 29, 2023.

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

During and after the end of the quarter, we took certain steps intended to address declines in the market value of the Safe Shares. We paid down the outstanding balance of the Margin Loan Facility to $100.0 million as of September 30, 2023, and made additional pay downs subsequent to quarter end. We also entered into amendments to the Margin Loan Facility and the Safe Credit Facility to, among other things, reduce the floor price of the Safe Shares that would trigger a mandatory prepayment in full of the Margin Loan Facility and enable us to access incremental borrowings under the Safe Credit Facility to replenish funds used to voluntarily prepay the Margin Loan Facility (refer to Note 15 to the combined and consolidated financial statements). Further declines in the market value of the Safe Shares could require us to make additional prepayments of some or all of the outstanding borrowings under the Margin Loan Facility. Accessing incremental borrowings under the Safe Credit Facility will increase our interest expense because the interest rate on all borrowings increases to 10.0% per annum while incremental borrowings remain outstanding.

Results of Operations for the Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

	For the Three Months Ended
	September 30,
	2023	2022	$ Change

	(in thousands)
Operating lease income	$1,866	$3,424	$(1,558)
Interest income	244	2,093	(1,849)
Other income	16,625	17,808	(1,183)
Land development revenue	24,836	15,087	9,749
Total revenue	43,571	38,412	5,159
Interest expense	2,297	9,518	(7,221)
Interest expense - related party	2,100	—	2,100
Real estate expense	14,006	15,425	(1,419)
Land development cost of sales	17,761	16,778	983
Depreciation and amortization	1,125	1,150	(25)
General and administrative	7,310	7,005	305
(Recovery of) provision for loan losses	95	(157)	252
Other expense	181	118	63
Total costs and expenses	44,875	49,837	(4,962)
Unrealized loss on equity investment	(80,189)	—	(80,189)
Loss on early extinguishment of debt	(482)	—	(482)
Earnings from equity method investments	217	28,993	(28,776)
Net income (loss)	$(81,758)	$17,568	$(99,326)

Revenue—Operating lease income, which primarily includes income from commercial operating properties, decreased to $1.9 million during the three months ended September 30, 2023 from $3.4 million for the same period in 2022. The decrease was primarily due to the sale of assets.

Interest income decreased to $0.2 million during the three months ended September 30, 2023 from $2.1 million for the same period in 2022. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans and other lending investments due to loan sales and the repayment of loans during 2022 and 2023.

Other income decreased to $16.6 million during the three months ended September 30, 2023 from $17.8 million for the same period in 2022. Other income consists primarily of dividend income from our investment in Safe and income from our hotel properties and other operating properties, including Asbury Lanes and the Magnolia Green Golf Club. The decrease was due primarily to the sale of securities and the receipt of property tax refunds that resulted in gains in 2022, which was partially offset by dividend income from Safe in 2023.

Land development revenue and cost of sales—During the three months ended September 30, 2023, we sold residential lots and units and recognized land development revenue of $24.8 million which had associated cost of sales of $17.8 million. During the three months ended September 30, 2022, we sold residential lots and units and recognized land development revenue of $15.1 million which had associated cost of sales of $16.8 million. The increase in land development revenue in 2023 was due primarily to an increase in revenues from our Asbury Park properties. As we execute future sales and have fewer remaining residential and development assets, we expect our land development revenue will further decline. The timing and amount of such sales cannot be predicted with certainty.

Costs and expenses—Prior to the Spin-Off, interest expense represented an allocation to us from iStar. Interest expense was allocated to us by calculating our average net assets by property type as a percentage of the average net assets of iStar's segments and multiplying that percentage by the interest expense allocated to each of iStar's segments (refer to Note 2 to the combined and consolidated financial statements). Subsequent to the Spin-Off, interest expense represents the interest cost on our Margin Loan Facility. For the three months ended September 30, 2023, we incurred

$2.3 million of interest expense on our Margin Loan Facility, net of amounts capitalized. For the three months ended September 30, 2022, we were allocated $9.5 million of interest expense.

Interest expense - related party represents the interest cost on our Safe Credit Facility, net of amounts capitalized.

Real estate expense was $14.0 million during the three months ended September 30, 2023 and $15.4 million for the same period in 2022. Real estate expense primarily represents expenses at our hotel and retail operating properties and land properties. An increase in expenses at our hotel and other properties in 2023 was offset by a decrease in expenses due to properties being sold.

Depreciation and amortization was $1.1 million during the three months ended September 30, 2023 and $1.2 million for the same period in 2022.

Prior to the Spin-Off, general and administrative expense represented an allocation of costs, including performance-based compensation, to us from iStar. General and administrative expenses, including stock-based compensation, represented a pro rata allocation of costs from iStar's real estate finance, operating properties, land and development and corporate business segments based on our average net assets for those property types as a percentage of iStar's average net assets for those segments (refer to Note 2 to the combined and consolidated financial statements). Subsequent to the Spin-Off, general and administrative expense includes management fees to our Manager and other costs of operating as a public company. During the three months ended September 30, 2023, we incurred $7.3 million of general and administrative expense, primarily resulting from management fees to Safe and director fees. During the three months ended September 30, 2022, we were allocated $7.0 million of general and administrative expense from iStar.

The provision for loan losses was $0.1 million for the three months ended September 30, 2023 as compared to a recovery of loan losses of $0.2 million for the same period in 2022. The provision for loan losses for the three months ended September 30, 2023 resulted primarily the origination of a new loan during the quarter. The recovery of loan losses for the three months ended September 30, 2022 resulted primarily from reversal of Expected Loss allowances on loans that repaid in full in the third quarter 2022.

Other expense was $0.2 million during the three months ended September 30, 2023 and $0.1 million for the same period in 2022.

Unrealized loss on equity investment represents the unrealized loss on our Safe Shares. Subsequent to the Spin-Off, we account for our Safe Shares as an equity investment under ASC 321, which requires that we adjust our investment in the Safe Shares to fair value through income at each reporting period. The unrealized loss represents the difference between the fair value of our investment in the Safe Shares as of September 30, 2023 and June 30, 2023.

Loss on early extinguishment of debt, net—During the three months ended September 30, 2023, we incurred losses on early extinguishment of debt from the repayment of our Margin Loan Facility (refer to Note 9 to the consolidated financial statements).

Earnings from equity method investments—Earnings from equity method investments was $0.2 million during the three months ended September 30, 2023 and $29.0 million for the same period in 2022. During the three months ended September 30, 2023, we recognized $0.2 million of net aggregate income from our land and operating property ventures. During the three months ended September 30, 2022, we recognized $16.1 million of income from our historical equity method investment in Safe and $12.9 million of net aggregate income from our remaining equity method investments, primarily from the sale of a multifamily property at one of our ventures. After completion of the Spin-Off, we no longer treat our investment in Safe Shares as an equity method investment.

Results of Operations for the Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

	For the Nine Months Ended September 30,
	2023	2022	$ Change

	(in thousands)
Operating lease income	$5,177	$9,715	$(4,538)
Interest income	1,755	11,187	(9,432)
Other income	32,686	30,734	1,952
Land development revenue	46,219	54,390	(8,171)
Total revenue	85,837	106,026	(20,189)
Interest expense	15,005	33,296	(18,291)
Interest expense - related party	4,200	—	4,200
Real estate expense	35,995	37,693	(1,698)
Land development cost of sales	40,093	55,369	(15,276)
Depreciation and amortization	3,295	3,561	(266)
General and administrative	28,960	5,882	23,078
Provision for loan losses	1,727	22,556	(20,829)
Impairment of assets	—	1,750	(1,750)
Other expense	783	274	509
Total costs and expenses	130,058	160,381	(30,323)
Unrealized loss on equity investment	(247,121)	—	(247,121)
Loss on early extinguishment of debt, net	(1,523)	—	(1,523)
Earnings from equity method investments	30,433	50,502	(20,069)
Net income (loss)	$(262,432)	$(3,853)	$(258,579)

Revenue—Operating lease income, which primarily includes income from commercial operating properties, decreased to $5.2 million during the nine months ended September 30, 2023 from $9.7 million for the same period in 2022. The decrease was primarily due to the sale of assets.

Interest income decreased to $1.8 million during the nine months ended September 30, 2023 from $11.2 million for the same period in 2022. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans and other lending investments due to loan sales and the repayment of loans during 2022 and 2023.

Other income increased to $32.7 million during the nine months ended September 30, 2023 from $30.7 million for the same period in 2022. Other income consists primarily of dividend income from our investment in Safe, income from our loan portfolio, hotel properties and other operating properties, including Asbury Lanes and the Magnolia Green Golf Club. The increase in 2023 was due primarily to dividend income from Safe.

Land development revenue and cost of sales—During the nine months ended September 30, 2023, we sold residential lots and units and recognized land development revenue of $46.2 million which had associated cost of sales of $40.1 million. During the nine months ended September 30, 2022, we sold residential lots and units and recognized land development revenue of $54.4 million which had associated cost of sales of $55.4 million. The decrease in land development revenue in 2023 was due primarily to a decrease in revenues from our Naples Reserve (fully sold out in 2022) and Asbury Park properties. As we execute future sales and have fewer remaining residential and development assets, we expect our land development revenue will further decline. The timing and amount of such sales cannot be predicted with certainty.

Costs and expenses— Prior to the Spin-Off, interest expense represented an allocation to us from iStar. Interest expense was allocated to us by calculating our average net assets by property type as a percentage of the average net assets of iStar's segments and multiplying that percentage by the interest expense allocated to each of iStar's segments (refer to Note 2 to the combined and consolidated financial statements). Subsequent to the Spin-Off, interest expense represents the interest cost on our Margin Loan Facility. For the nine months ended September 30, 2023, we incurred $4.7 million of interest expense from our Margin Loan Facility, net of amounts capitalized. For the nine months ended September 30, 2023 and 2022, we were allocated $8.0 million and $33.3 million, respectively, of interest expense. The decrease in interest expense allocated to us in 2023 was due primarily to us not receiving an allocation subsequent to the Spin-Off and a decrease in our average net assets as well as a decrease in iStar’s average outstanding debt and average cost of debt as compared to 2022. For the nine months ended September 30, 2023, interest expense also included amounts payable to iStar prior to the Spin-Off.

Interest expense -related party represents the interest cost on our Safe Credit Facility, net of amounts capitalized.

Real estate expense was $36.0 million during the nine months ended September 30, 2023 and $37.7 million for the same period in 2022. Real estate expense primarily represents expenses at our hotel and retail operating properties and land properties. An increase in expenses at our hotel properties in 2023 was offset by a decrease in expenses due to properties being sold.

Depreciation and amortization was $3.3 million during the nine months ended September 30, 2023 and $3.6 million for the same period in 2022.

Prior to the Spin-Off, general and administrative expense represented an allocation of costs, including performance-based compensation, to us from iStar. General and administrative expenses, including stock-based compensation, represented a pro rata allocation of costs from iStar's real estate finance, operating properties, land and development and corporate business segments based on our average net assets for those property types as a percentage of iStar's average net assets for those segments (refer to Note 2 to the combined and consolidated financial statements). Subsequent to the Spin-Off, general and administrative expense includes management fees to our Manager and other costs of operating as a public company. During the nine months ended September 30, 2023, we incurred $29.0 million of general and administrative expense, primarily resulting from management fees to Safe, audit and legal fees and a $14.1 million allocation from iStar. During the nine months ended September 30, 2022, we were allocated $5.9 million of general and administrative expense from iStar. The increase in the allocation from iStar in 2023 was due primarily to an increase in general and administrative expense at iStar resulting from an increase in performance-based compensation at iStar.

The provision for loan losses was $1.7 million for the nine months ended September 30, 2023 as compared to a provision for loan losses of $22.6 million for the same period in 2022. The provision for loan losses for the nine months ended September 30, 2023 resulted primarily from the sale of a non-performing loan, which was partially offset by a reversal of Expected Loss allowances on loans that repaid in full in during 2023. The provision for loan losses for the nine months ended September 30, 2022 resulted primarily from a $25.0 million charge-off on our held-to-maturity security, which was recorded at its repayment proceeds.

During the nine months ended September 30, 2022, we recognized an impairment of $1.8 million on an operating property based on the expected cash flows to be received.

Other expense was $0.8 million during the nine months ended September 30, 2023 and $0.3 million for the same period in 2022. The increase in other expenses for the nine months ended September 30, 2023 was due primarily to legal and consulting costs in connection with the sale and repayments of non-performing loans.

Unrealized loss on equity investment represents the unrealized loss on our Safe Shares. Subsequent to the Spin-Off, we account for our Safe Shares as an equity investment under ASC 321, which requires that we adjust our investment in the Safe Shares to fair value through income at each reporting period. The unrealized loss represents the difference between the fair value of our investment in the Safe Shares as of September 30, 2023 and iStar’s historical carrying amount of the Safe Shares at the time of the Spin-Off.

Loss on early extinguishment of debt, net—During the nine months ended September 30, 2023, we incurred losses on early extinguishment of debt from the repayment of our Margin Loan Facility (refer to Note 9 to the consolidated financial statements).

Earnings from equity method investments—Earnings from equity method investments was $30.4 million during the nine months ended September 30, 2023 and $50.5 million for the same period in 2022. During the nine months ended September 30, 2023, we recognized $1.1 million of income from our historical equity method investment in Safe and $29.3 million of net aggregate income from our remaining equity method investments due to asset sales at the ventures. During the nine months ended September 30, 2022, we recognized $28.0 million of income from our equity method investment in Safe, including $0.3 million of dilution gains (refer to Note 7 to the combined and consolidated financial statements), $11.5 million primarily from the sale of a multifamily property at one of our ventures, $5.0 million primarily from the settlement of our interest in a venture and $6.0 million of net aggregate income from our remaining equity method investments. After completion of the Spin-Off, we no longer treat our investment in Safe Shares as an equity method investment.

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

Our sources of cash will be largely dependent on asset sales, which are difficult to predict in terms of timing and amount. While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial position, liquidity and results of operations, such as prepayments on the Margin Loan Facility resulting from declines in the market value of the Safe Shares. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Our primary sources of liquidity will generally consist of our cash on hand and proceeds from asset sales.

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

We expect to meet our short-term liquidity requirements through any cash flows from operations, proceeds from asset sales, borrowings on the incremental facility under the Safe Credit Facility and our unrestricted cash. We expect to meet our long-term liquidity requirements through any cash flows from operations and proceeds from asset sales.

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

The following table outlines our cash flows provided by operating activities, cash flows used in investing activities and cash flows provided by financing activities for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Cash flows provided by (used in) operating activities	$(12,975)	$(18,218)
Cash flows provided by (used in) investing activities	145,881	107,781
Cash flows provided by (used in) financing activities	(89,164)	(74,916)

The decrease in cash flows used in operating activities during 2023 was due primarily to the timing of payments on accrued expenses, which was partially offset by a decrease in distributions from equity method investments. The increase in cash flows provided by investing activities during 2023 was due primarily to an increase in distributions from other investments and a decrease in contributions to other investments, which was partially offset by a decrease in proceeds from the repayment and sale of loans receivable and a decrease in proceeds from land and development sales. The increase in cash flows used in financing activities during 2023 was due primarily to greater distributions to iStar in 2023 from asset liquidations and an increase in the repayment of debt obligations, partially offset by an increase in borrowings from debt obligations in 2023.

Debt Covenants— The Margin Loan Facility requires that we comply with various covenants, including, without limitation, covenants restricting, subject to certain exceptions, indebtedness, liens, investments and the payment of dividends. Additionally, the Margin Loan Facility includes customary representations and warranties, events of default and other creditor protections for this type of facility. Upon the occurrence of certain events which are customary for this type of facility, we may be required to prepay all amounts due under the Margin Loan Facility or post additional collateral in accordance with the Margin Loan Facility and related agreements. Subsequent to the end of the quarter, we entered into an amendment to the Margin Loan Facility primarily to reduce the floor price at which the market price of the Safe Shares would trigger a mandatory prepayment of outstanding borrowings under the facility (refer to Note 15 to the combined and consolidated financial statements).

The Safe Credit Facility requires that we comply with various covenants, including, without limitation, covenants restricting, subject to certain exceptions, indebtedness, liens, investments, mergers, asset sales and the payment of certain dividends. Additionally, the Safe Credit Facility includes customary representations and warranties as well as customary events of default, the occurrence of which, following any applicable grace period, would permit Safe to, among other things, declare the principal, accrued interest and other obligations of ours under the Safe Credit Facility to be immediately due and payable and foreclose on the collateral securing the Safe Credit Facility. Subsequent to the end of the quarter, we entered into an amendment to the Safe Credit Facility primarily to enable us to access the $25.0 million incremental facility to replenish funds that we use to make voluntary prepayments under the Margin Loan Facility (refer to Note 15 to the combined and consolidated financial statements).

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

We consider a loan to be non-performing and place it on non-accrual status at such time as: (1) interest payments become 90 days delinquent; (2) it has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. Non-accrual loans are returned to accrual status when they have become contractually current and management believes all amounts contractually owed will be received. We will record a specific allowance on a non-performing loan if we determine that the collateral fair value less costs to sell is less than the carrying value of the collateral-dependent asset. The specific allowance is increased (decreased) through “Provision for (recovery of) loan losses” in our combined and consolidated statements of operations and is decreased by charge-offs. During delinquency and the foreclosure process, there are typically numerous points of negotiation with the borrower or tenant as we work toward a settlement or other alternative resolution, which can impact the potential for repayment or receipt of collateral. Our policy is to charge off a loan when we determine, based on a variety of factors, that all commercially reasonable means of recovering the loan balance have been exhausted. This may occur at different times, including when we receive cash or other assets in a pre-foreclosure sale or take control of the underlying collateral in full satisfaction of the loan upon foreclosure or deed-in-lieu, or when we have otherwise ceased significant collection efforts. We consider circumstances such as the foregoing to be indicators that the final steps in the loan collection process have occurred and that a loan is uncollectible. At this point, a loss is confirmed and the loan and related allowance will be charged off.

The provision for loan losses for the nine months ended September 30, 2023 and 2022 was $1.7 million and $22.6 million, respectively.

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

The following table quantifies the potential changes in annual net income, assuming no change in our interest earning assets or interest-bearing liabilities, should interest rates decrease or increase by 10, 50 or 100 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). The base interest rate scenario assumes the three-month SOFR rate of 5.40% as of September 30, 2023. Actual results could differ significantly from those estimated in the table.

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$544
-50 Basis Points	272
-10 Basis Points	54
Base Interest Rate	—
+10 Basis Points	(54)
+50 Basis Points	(272)
+100 Basis Points	(544)
(1)	As of September 30, 2023, we had $100.0 million principal amount of floating-rate debt obligations outstanding and $45.6 million of cash and cash equivalents.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended September 30, 2023.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

INDEX TO EXHIBITS

Exhibit Number	Document Description
10.1

Amendment No. 1 to Margin Loan Agreement, dated as of October 6, 2023, among Star Investment Holdings SPV LLC, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc. and Morgan Stanley & Co. LLC. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 6, 2023)

10.2

First Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2023, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 6, 2023)

31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 is formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Combined and Consolidated Balance Sheets (unaudited) as of September 30, 2023 and December 31, 2022, (ii) the Combined and Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2023 and 2022, (iii) the Combined and Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2023 and 2022, (iv) the Combined and Consolidated Statements of Changes in Equity (unaudited) for the three and nine months ended September 30, 2023 and 2022, (v) the Combined and Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and 2022 and (vi) the Notes to the Combined and Consolidated Financial Statements (unaudited).

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

Star Holdings Registrant

Date:	November 8, 2023	/s/ JAY SUGARMAN
Jay Sugarman
Chief Executive Officer (principal executive officer)

Star Holdings Registrant
Date:	November 8, 2023	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial officer)

RETT

Star Holdings Registrant
Date:	November 8, 2023	/s/ GARETT ROSENBLUM
Garett Rosenblum
Chief Accounting Officer