Form 10-K
period 2023-12-31
Star Holdings
filed 2024-02-27
CIK 1953366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-41572

Star Holdings

(Exact name of registrant as specified in its charter)

Maryland	37-6762818
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1114 Avenue of the Americas, 39th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 930-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of Exchange on which registered:
Common Shares of Beneficial Interest, $0.001 par value	STHO	Nasdaq Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻    No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ⌧    No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧    No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company

◻	◻	⌧	☐	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ⌧

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2023 the aggregate market value of Star Holdings common stock, $0.001 par value per share, held by non-affiliates (1) of the registrant was approximately $188 million, based upon the closing price of $14.67 on the Nasdaq Global Market composite tape on such date.

As of February 26, 2024, there were 13,319,552 shares of common stock outstanding.

For purposes of this Annual Report only, includes all outstanding common stock other than common stock held directly by the registrant’s directors and executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2024 Annual Meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.   Business

Explanatory Note for Purposes of the "Safe Harbor Provisions" of Section 21E of the Securities Exchange Act of 1934, as amended

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, Star Holdings (“we,” “our” and/or the “Company”) current business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Important factors that the Company believes might cause such differences are discussed in the section entitled, "Risk Factors" in Part I, Item 1A of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

Company Background

Star Holdings was formed to succeed to the legacy non-ground lease real estate assets of iStar Inc. (“iStar”). On March 31, 2023, iStar completed its transition to a ground lease focused business through the merger of iStar and Safehold Inc., a ground lease company previously founded by iStar (the “Merger”).  iStar continued as the surviving corporation in the Merger and changed its name to “Safehold Inc.” (“Safe”).

Immediately prior to the closing of the Merger, iStar completed a series of reorganization and separation transactions (collectively, the “Spin-Off”) in accordance with the terms of a Separation and Distribution Agreement (the “Separation and Distribution Agreement”), dated as of March 31, 2023, by and between iStar and us. To effectuate the Spin-Off: (i) iStar contributed its remaining legacy non-ground lease assets, 13,522,651 shares of common stock of Safehold Inc. previously owned by iStar (the "Safe Shares") and certain other assets to us; and (ii) iStar distributed 100% of our common shares of beneficial interest to holders of common stock of iStar by way of a pro rata distribution of 0.153 common shares of the Company for each outstanding share of iStar common stock held on the record date of the distribution.

Following the Spin-Off, we became an independent, publicly traded company. Our common shares commenced regular-way trading on the Nasdaq Global Market (the “Nasdaq”) under the symbol “STHO” on March 31, 2023. We are externally managed by a wholly-owned subsidiary of Safe (the “Manager”).

In connection with the Spin-Off, the Company entered into the Separation and Distribution Agreement, a management agreement with the Manager (the "Management Agreement"), a governance agreement with Safe (the "Governance Agreement") and a registration rights agreement with Safe (the "Registration Rights Agreement"). We also entered into a credit facility with Safe (the "Safe Credit Facility") and a margin loan facility with a third-party lender (the "Margin Loan Facility").

The Company operates its business as one segment that focuses on realizing value for shareholders primarily by generating cash flows through active asset management and sales of its existing loans, operating properties and land and development properties.

Company Portfolio

At the time of the Spin-Off, our real estate portfolio was comprised of legacy assets from iStar’s historical real estate finance, operating properties and land and development businesses and the Safe Shares. Since the date of the Spin-Off, certain of the legacy real estate assets have been sold or repaid. Additional information on our portfolio as of December 31, 2023 is set forth below.

Our Development Portfolio

Asbury Park Waterfront

We are the managing member in Asbury Partners, LLC, which is the joint venture that owns the Asbury Park Waterfront investment. The aggregate carrying value of the Asbury Park Waterfront investment was approximately $140.6 million as of December 31, 2023.

The Asbury Park Waterfront investment includes the following:

●	Asbury Ocean Club Surfside Resort and Residences: a 16-story mixed use project featuring 130 residential condominium units, a 54-key luxury boutique hotel, 24,000 square feet of retail space, 410 structured parking spaces and a 15,000 square foot gym and spa amenity area. The property was completed in 2019. The hotel is managed by a third party. As of December 31, 2023, two residential condominium units remain unsold.
●	The Asbury: a 110-key independent boutique hotel with indoor and outdoor event spaces, and a rooftop bar. The hotel was completed in 2016 and is managed by a third party.
●	Asbury Lanes: a 12,000 square foot music and entertainment venue. The venue was completed in 2018, connected to The Asbury, and is managed by a third party.

Our current strategy for the Asbury Park Waterfront investment is to sell the two remaining residential condominium units at Asbury Ocean Club, actively asset manage our operating assets, strategically monetize the remaining development sites and our operating assets through sales to third party developers and operators while meeting our obligations under the redevelopment agreement with the city of Asbury Park.

Magnolia Green

Magnolia Green is an approximately 1,900 acre multi-generational master planned residential community that is entitled for 3,550 single and multifamily dwelling units and approximately 193 acres of land for commercial development. The community is located 19 miles southwest of Richmond, Virginia and offers distinct phases designed for people in different life stages, from first home buyers to empty nesters in single family and townhomes built by the area’s top homebuilders. The project is anchored by the Magnolia Green Golf Club, a semi-private 18-hole Nicklaus Design championship golf course with full-service clubhouse and driving range. There are also numerous community amenities, including the Aquatic Center, featuring multiple pools and a snack bar, Arbor Walk, featuring a junior Olympic competition pool, water slide and sports courts, the Tennis Center, featuring tennis and pickleball courts and a pro shop, and miles of paved trails. The aggregate carrying value of our Magnolia Green assets as of December 31, 2023 was $65.9 million.

As of December 31, 2023, 1,975 residential lots have been sold to homebuilders. We anticipate selling our remaining residential lots to homebuilders either upon completion of horizontal lot development or in bulk as unimproved lots over the next three years and it could take substantially longer. We anticipate selling the golf course operations to a third party upon completion of residential lot sellout. There can be no assurance, however, that these sales will be completed.

Our Monetizing Portfolio

As of December 31, 2023, we owned assets that we expect to monetize primarily through asset sales, loan repayments or active asset management. These assets had an aggregate carrying value of approximately $71.1 million and were comprised primarily of loans, operating properties, land and other assets. Summarized information regarding these assets is set forth below.

Loans and other lending investments.   The loans and other lending investments included in our monetizing portfolio as of December 31, 2023 include two loans with an aggregate carrying value of $16.3 million and two available-for-sale debt securities with an aggregate carrying value of $4.6 million.

Land.   The land assets included in our portfolio as of December 31, 2023 include two assets with an aggregate carrying value of approximately $35.2 million. Our general strategy is to seek to sell the land assets to third party developers. In addition, we have another land asset related to a venture at Asbury Park with a carrying value of $11.4 million (refer to Note 5 to the combined and consolidated financial statements).

Other.   The remainder of the monetizing assets primarily consist of two short term leases that we have subleased to third parties, which had an aggregate carrying value of $3.6 million as of December 31, 2023, and a group of loans and equity interests that are recorded as having no carrying value in our financial statements. Our general strategy is to seek to sell the leased assets, although we may hold one or both leases until they expire. For the assets with no carrying value, we may seek to sell these assets but can give no assurance that we will recover any value from them.

Investment in Safe.   In addition to the assets described above, we also own the Safe Shares which had a fair value of $316.4 million based on the closing price of $23.40 as of December 29, 2023.

The Safe Shares collateralize our Margin Loan Facility and the net proceeds from the sale of any Safe Shares must be applied first to repay the Margin Loan Facility. Our Governance Agreement with Safe prohibited us from transferring any Safe Shares for nine months following the closing of the Merger, except as required under the terms of the Margin Loan Facility. That nine-month period expired on December 31, 2023.

In the second half of 2023, we took certain steps intended to address declines in the market value of the Safe Shares. We paid down the outstanding balance of the Margin Loan Facility to $81.9 million as of December 31, 2023. We also entered into amendments to the Margin Loan Facility and the Safe Credit Facility to, among other things, reduce the floor price of the Safe Shares that would trigger a mandatory prepayment in full of the Margin Loan Facility and enable us to access incremental borrowings under the Safe Credit Facility to replenish funds used to voluntarily prepay the Margin Loan Facility. Further declines in the market value of the Safe Shares could require us to make additional prepayments of some or all of the outstanding borrowings under the Margin Loan Facility. Accessing incremental borrowings under the Safe Credit Facility will increase our interest expense because the interest rate on all borrowings increases to 10.0% per annum while incremental borrowings remain outstanding.

Investment Strategy

We expect to focus on realizing value for shareholders primarily by maximizing cash flows through active asset management and asset sales. We expect to make certain investments to complete development at Asbury and Magnolia Green, but we do not otherwise currently expect to make material new investments or acquire material new assets.

Financing Strategy

As of December 31, 2023 our principal financing sources are the Safe Credit Facility and the Margin Loan Facility (refer to Note 9 to the combined and consolidated financial statements).

While we do not currently expect to incur material new indebtedness, our governing documents do not limit the amount of debt that we may incur and we may consider future refinancing and new financing opportunities, depending upon our liquidity and capital needs, the availability and costs of financing, economic conditions and other factors.

Competition

We face competition from numerous real estate and lodging companies and other owners of real properties, both private and public, in attracting guests to our hotel properties, buyers of our residential home sites and condominiums, tenants for our space available for lease and buyers of our assets. We compete with our competitors in terms of the quality of our assets, sale prices, rental rates, location, availability of alternative space and maintenance.

Regulation

General

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of the properties in our portfolio have the necessary permits and approvals to operate its business. For more information, see “Risk Factors — Risks Related to Our Properties and Business.”

Investment Company Act

We intend to operate our business and manage our assets so that we will not be regulated as an investment company under the Investment Company Act of 1940, as amended.  For more information, see “Risk Factors – The Loss of our Investment Company Act exemption would materially adversely affect us.”

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, current and former owners and operators of real estate are liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect an owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with our ownership and operation of our properties, we may be potentially liable for such costs. The operations of current and former customers at our properties have involved, or may have involved, the use of hazardous materials or generated hazardous wastes. The release of such hazardous materials and wastes could result in the incurrence of liabilities to remediate any resulting contamination if the responsible party is unable or unwilling to do so. In addition, some of our properties are located in urban areas, and are therefore exposed to the risk of contamination originating from third-party sources. While a property owner may not be held responsible for remediating contamination that has migrated onsite from an offsite source, the contaminant’s presence can have material adverse effects on our business, operations and the redevelopment of our properties. For more information, see “Risk Factors — Risks Related to Our Properties and Business.”

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and, as such, are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in the Securities Act for complying with new or revised accounting standards. As a result, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of this extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for all public companies that are not emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.235 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the Spin-Off, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

Code of Conduct

The Company has adopted a code of business conduct and ethics that sets forth the principles of conduct and ethics to be followed by our trustees, officers and asset level consultants (the "Code of Ethics"). The purpose of the Code of Ethics is to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable governmental rules and regulations, full, fair, accurate, timely and understandable disclosure in periodic reports, prompt internal reporting of violations of the Code of Ethics and a culture of honesty and accountability. A copy of the Code of Ethics has been provided to each of our trustees, officers and asset level consultants, who are required to acknowledge that they have received and will comply with the Code of Ethics. The Code of Ethics is available on the Company’s website at www.starholdingsco.com. The Company will disclose to shareholders material changes to its Code of Ethics, or any waivers for trustees or officers, if any, within four business days of any such event. As of December 31, 2023, there have been no amendments to the Code of Ethics and the Company has not granted any waivers from any provision of the Code of Ethics to any trustees or officers.

Employees and Human Capital Resources

We have no employees and primarily rely on our Manager for our human capital resources. Our Management Agreement requires that our Manager provide us with an executive management team and other appropriate support personnel to manage our business in accordance with the agreement. Our Manager is responsible for directly compensating and providing benefits to its employees who provide services to us. We reimburse our Manager for the salaries and other compensation of two accounting personnel who are fully dedicated to providing accounting services to us. Our Manager has advised us that it had 86 employees as of December 31, 2023, substantially all of whom are full time employees. We also rely on the personnel of a local property manager for certain services at our Asbury and Magnolia Green properties.

Our Manager has reported that in its recruiting efforts, our Manager generally strives to have a diverse group of candidates to consider for roles. In addition, our Manager has reported that it maintains a variety of development, health and wellness and charitable programs for its personnel, including those who provide services to us.

Additional Information

We maintain a website at www.starholdingsco.com. The information on our website is not incorporated by reference in this report, and our web address is included only as an inactive textual reference. In addition to this Annual Report on Form 10-K, the Company files quarterly and special reports, proxy statements and other information with the SEC. Through the Company’s corporate website, www.starholdingsco.com, the Company makes available free of charge its annual proxy statement, annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system via electronic means, including on the SEC’s homepage, which can be found at www.sec.gov.

Item 1A.   Risk Factors

In addition to the other information in this report, you should carefully consider the following risk factors in evaluating an investment in the Company’s securities. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows, ability to service our indebtedness, ability to pay distributions and the market price of the Company’s common stock. The risks set forth below speak only as of the date of this report and the Company disclaims any duty to update them except as required by law. For purposes of these risk factors, the terms "our Company," "we," "our" and "us" refer to Star Holdings and its consolidated subsidiaries, unless the context indicates otherwise.

Risks Related to Our Properties and Business

If global or local market and economic conditions deteriorate, our business, financial condition and results of operations could be materially and adversely affected.

Weak economic conditions generally or locally, sustained uncertainty about global or local economic conditions, inflation, rising and sustained higher interest rates, a tightening of credit markets, business layoffs, downsizing, industry slowdowns, international hostilities and other similar factors could negatively impact commercial real estate fundamentals and result in lower occupancy, lower demand for homes, lower demand for lodging, lower rental rates, lower activity, lower availability of financing and declining values in our real estate portfolio, and make it more difficult to complete the development of our development properties and to sell our properties at attractive prices or at all. They may also adversely affect the market value of our Safe Shares. Additionally, these factors and conditions could have an impact on our customers, tenants, lenders and purchasers of our properties. No assurances can be given regarding such macroeconomic factors or conditions, and our ability to sell assets and generate cash flows from our properties may be negatively impacted, which may have a material adverse effect on our business, financial condition and results of operations.

Our performance is subject to risks inherent in owning real estate investments.

We are generally subject to risks related to the ownership of real estate. These risks include:

●	changes in supply of or demand for properties in our market or sub-markets;

●	higher interest rates that affect the cost and availability of mortgage financing and, in turn, demand for residential properties;

●	competition for homebuyers, hotel guests, tenants and users and purchasers of properties in our market or sub-markets;

●	the ongoing need for capital improvements at our significant development properties;

●	increased operating costs, which may not necessarily be offset by increased revenues, including insurance premiums, utilities and real estate taxes, due to inflation and other factors;

●	changes in tax, real estate and zoning laws;

●	changes in governmental rules and fiscal policies;

●	inability of potential purchasers of our properties to obtain financing;

●	competition from other assets in our markets or sub-markets and the quality of competition, such as the attractiveness of our properties as compared to other properties available for hotel stays, sale or rent based on considerations such as quality of property, convenience of location, rental rates, amenities and safety record; and

●	civil unrest, acts of war, terrorism, acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses) and other factors beyond our control.

Should any of the foregoing occur, it may have a material adverse effect on our business, financial condition and results of operations.

We will be materially dependent on sales of assets to generate cash flows.

Our primary strategy is to generate cash flows and realize value through active asset management and asset sales. Asset sales are unpredictable and highly affected by economic conditions in the markets where the assets are located, the cost and availability of mortgage financing and competition from other properties available on the market. Our ability to sell Safe Shares will be affected by conditions in the capital markets and market prices of the shares. Our ability to sell assets may therefore be limited and could take longer than we anticipate. If we must sell an asset, we cannot provide assurances that we will be able to dispose of the asset in the time period we desire or that the sales price of the asset will recoup or exceed our cost for the asset. If we are unable to sell assets at anticipated times or prices, we may not have sufficient cash to pay the management fee to our manager or repay our debt, we may be unable to pay distributions to our shareholders and our business, financial condition and results of operations may be materially and adversely affected.

Our portfolio is concentrated in certain assets and, as a result, any adverse changes impacting any of these assets may have a material adverse effect on our business, financial condition and results of operations.

Two of our assets, Asbury Park Waterfront and Magnolia Green, accounted for 74% of the carrying value of the legacy portfolio on a consolidated basis at December 31, 2023, and our Safe Shares are also a material asset. We would be materially and adversely affected by adverse developments at either of these properties or in the market price of Safe’s common stock. The properties may experience adverse developments such as slowing business conditions, rising interest rates, material damage or delays in completion or increased competition. The value of our Safe Shares may be adversely affected by a slowdown in the growth of Safe’s portfolio, declines in Safe’s earnings growth, rising interest rates, declines in Safe’s dividend rate and other adverse developments. The occurrence of any of these or other adverse developments could weaken our financial condition. The significance of these properties and our Safe Shares to our portfolio means that any adverse change in any of these assets may have a material adverse effect on our business, financial condition and results of operations.

If either of these properties or Safe suffers adverse business conditions, if either of them or our Safe Shares declines in value, if we experience material cost overruns in completing the development of either property or if we are unable to sell either property or our Safe Shares at an attractive price or at all, we could be materially and adversely affected.

The residential market has experienced significant downturns that could recur and adversely affect us.

Certain of our properties, including Magnolia Green and Asbury Park Waterfront, are residential development properties and we may make future direct or indirect investments in residential mortgage loans and mortgage-backed securities. The housing market in the United States has previously been affected by weakness in the economy, high unemployment levels, rising interest rates, inflation and low consumer confidence. Interest rates have been rising recently, resulting in increases in the costs of obtaining and refinancing a mortgage. It is possible another downturn could occur again in the near future and adversely impact our residential properties and the residential properties underlying investments we may make in the future, and accordingly our financial performance. Rising interest rates tend to negatively impact the residential mortgage market, which in turn may adversely affect the value of and demand for our land assets including our residential development projects, and the value of residential real estate-related investments we may make in the future.

We may be unable to complete the development of our properties successfully, which could materially and adversely affect our results of operations due to unexpected costs, delays and other contingencies.

Our Asbury Park Waterfront and Magnolia Green assets are still under development and may take several years to complete. Development assets expose us to additional risks, including, without limitation:

●	delays in obtaining, or an inability to obtain, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in completion delays and increased development costs;

●	incurrence of development costs for a property that exceed original estimates due to increased materials, labor or other costs, changes in development plans or unforeseen environmental conditions, which could make completion of the property more costly or uneconomical;

●	abandonment of contemplated development projects or projects in which we have started development, and the failure to recover expenses and costs incurred through the time of abandonment which could result in significant expenses;

●	risk of loss of periodic progress payments or advances to builders prior to completion;

●	termination of leases by customers due to completion delays;

●	failure to achieve expected occupancy levels, as the lease-up of space at our development projects may be slower than estimated;

●	other risks related to the lease-up of newly constructed properties;

●	costs to carry these assets and complete them, which requires additional liquidity and results in additional expenses that could exceed our original estimates and impact our operating results;

●	costs overruns on development, which could be material; and

●	uncertainty associated with rezoning, obtaining governmental permits and approvals, concerns of community associations, reliance on third party contractors, increasing commodity costs and threatened or pending litigation may materially delay our completion of rehabilitation and development activities and materially increase their cost to us.

Demand for homes and apartment rentals may be adversely affected by a variety of macroeconomic factors beyond our control.

Demand for homes and apartment rentals is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of mortgage financing, availability and prices of new homes compared to existing inventory, and demographic trends. Slowing residential demand would likely adversely affect, among other things, demand and pricing for lots at Magnolia Green and condominiums and apartment rentals at Asbury Park’s multifamily assets. These factors affecting demand, in particular consumer confidence, can be significantly adversely affected by a variety of factors beyond our control.

A downturn in the residential market could adversely affect our ability to sell our assets.

The homebuilding industry has experienced periods of strength and weakness in recent years. The prior economic downturn in 2007-2010 severely affected demand for homes and pricing of homes for more than two years. In recent years, demand for homes has been affected by tightened monetary policy and increased mortgage rates. It is possible that an economic downturn resulting from concerns about a potential economic recession, rising interest rates, corporate layoffs, geopolitical instability, a resurgence of the COVID-19 pandemic or other factors would result in a decline in demand for new homes and apartment rentals which would negatively impact our business, results of operations and financial condition.

We are subject to the risk of our manager losing key personnel, and we may be unable to retain key asset-level consultants.

Safe personnel who are knowledgeable about our assets are employees of our manager or asset-level consultants to us. None of such individuals will be exclusively dedicated to us. Such individuals may depart and to the extent they are replaced their replacements will not have similar experience with, or knowledge of, our assets.

Future sales of parcels at Asbury Park Waterfront and Magnolia Green will be subject to receipt of approvals from local municipalities.

Certain future sales of additional development parcels at Asbury Park Waterfront and Magnolia Green will be subject to receipt of approvals from relevant local municipalities. The requirements we will need to fulfill to obtain such approvals are subject to change. We may not receive such approvals in a timely manner or at all.

We may experience losses if the creditworthiness of our tenants deteriorates and they are unable to meet their lease obligations.

We own or lease properties leased or subleased to tenants and receive rents from tenants during the contracted term of such leases. A tenant’s ability to pay rent is determined by its creditworthiness, among other factors. If a tenant’s credit deteriorates, the tenant may default on its obligations under our lease and may also become bankrupt. The bankruptcy or insolvency of our tenants or other failure to pay is likely to adversely affect the income produced by our real estate assets. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant’s bankruptcy filing could be required to be returned to the tenant’s bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under a lease that it intends to reject. In other circumstances, where a tenant’s financial condition has become impaired, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is likely less than the total contractual rental amount. Without regard to the manner in which the lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant. In addition, the value of our properties may be negatively impacted and the proceeds from the sale of our properties may be reduced in the event of a deterioration in our tenants’ credit. In any of the foregoing circumstances, our financial performance could be materially adversely affected.

Lease and sublease expirations, defaults and terminations may adversely affect our revenue.

Lease and sublease expirations and terminations may result in reduced revenues if the rental payments received from replacement tenants are less than the rental payments received from the expiring or terminating tenants and subtenants. In addition, lease and sublease defaults or terminations by one or more significant tenants and subtenants or the failure of tenants and subtenants under expiring leases and subleases to elect to renew their leases and subleases could cause us to experience long periods of vacancy with no revenue from a facility and to incur substantial capital expenditures and/or concessions in order to obtain replacement tenants. Leases and subleases representing approximately 82% of our in-place operating lease income are scheduled to expire during the next five years.

Our expenses may remain constant or increase, even if our revenues decrease, which may have a material adverse effect on our business, financial condition and results of operations.

Costs associated with our business, such as real estate taxes, insurance premiums and maintenance costs, are relatively inelastic and generally do not decrease, and may increase, when a property is not fully occupied, occupancy rates decrease, a customer fails to pay rent, or other costs, or other circumstances cause a reduction in property revenues. Additionally, the annual management fee we pay to our Manager is fixed for the initial four years of the Management Agreement. As a result, if revenues drop, we will not be able to reduce our expenses accordingly, which may have a material adverse effect on our business, financial condition and results of operations.

  Our property taxes could increase due to a change in property tax rates or a reassessment, which could impact our cash flows.

We are required to pay state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase, our financial condition, results of operations, cash flows, trading price of our common shares and our ability to satisfy our principal and interest obligations and to pay dividends to our shareholders could be adversely affected, which may have a material adverse effect on our business, financial condition and results of operations.

Some of our assets are held in joint ventures with third parties. Joint venture investments could be adversely affected by the capital markets, lack of sole decision-making authority, changes in priorities or approvals by government agencies, reliance on joint venture partners’ financial condition and any disputes that may arise between us and our joint venture partners.

We co-invest with third parties in certain of our assets, including the Asbury Park Waterfront assets. Some of these investments are noncontrolling interests, and in others we share responsibility for managing the affairs of the venture. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including potential deadlocks in making major decisions, restrictions on our ability to exit the joint venture, reliance on joint venture partners and the possibility that a joint venture partner might become bankrupt or fail to fund its share of required capital contributions, thus exposing us to liabilities in excess of our share of the joint venture. The funding of our capital contributions to such joint ventures may be dependent on proceeds from asset sales, credit facility advances or sales of equity securities. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. We may, in specific circumstances, be liable for the actions of our joint venture partners. The joint venture may be impacted by the changes in the priorities, approvals, funding, zoning or other actions by government agencies. In addition, any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase our expenses. Any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.

The lodging industry is highly sensitive to trends in business and personal travel.

For the year ended December 31, 2023, 18% of our total revenues were generated by our hotel assets. The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product. The lodging industry is also sensitive to business and personal discretionary spending levels. The COVID-19 pandemic has materially and adversely affected corporate budgets and consumer demand for travel and lodging. We cannot predict how long reduced demand will continue or its effect on occupancy levels and room rates. Significant increases in fuel prices and the outbreak of hostilities in Ukraine may also adversely affect business and personal travel demand. A continuing significant reduction in occupancy for room rates would continue to adversely impact our revenues and have a negative effect on our profitability.

We are subject to various operating risks common to the lodging industry.

Our hotel properties and lodging facilities are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

●	competition from other hotel properties or lodging facilities in our markets;

●	adverse effects of international, national, regional and local economic and market conditions;

●	unforeseen events beyond our control, such as terrorist attacks, travel related health concerns (including pandemics and epidemics such as COVID-19), political instability, governmental restrictions on travel, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents, climate change and unusual weather patterns (including natural disasters such as hurricanes, wildfires, tsunamis or earthquakes);

●	adverse effects of a downturn in the global or local lodging industry;

●	the seasonal nature of resort properties, which may cause fluctuations in our quarterly results; and

●	risks generally associated with the ownership of hotel properties and real estate, as discussed in other risk factors.

These risks could reduce our net operating profits and the value of any assets classified as held for sale, which in turn could adversely affect our ability to meet our obligations and make distributions to our shareholders.

The cyclical nature of the lodging industry may cause fluctuations in our operating performance.

The lodging industry is highly cyclical in nature. Fluctuations in operating performance are caused largely by general economic and local market conditions, which affect business and leisure travel levels. In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance, and over-building has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus revenue per available room, or “RevPAR”, tend to increase when demand growth exceeds supply growth. A decline in lodging demand, a substantial growth in lodging supply or a deterioration in the improvement of lodging fundamentals as forecast by industry analysts could result in returns that are substantially below expectations, or result in losses, which could have a material adverse effect on our business, financial condition, results of operations, the value of assets and our ability to make distributions to our shareholders.

We are subject to general risks associated with the employment of hotel personnel, including competition for labor.

While third-party hotel managers are responsible for hiring and maintaining the labor force at each of our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force. Increased labor costs due to tightened labor market conditions, collective bargaining activity, minimum wage initiatives and additional taxes or requirements to incur additional employee benefits costs may adversely impact our operating costs. We may also incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Hotels where our managers have collective bargaining agreements with employees could be affected more significantly by labor force activities and additional hotels or groups of employees may become subject to additional collective bargaining agreements in the future. Increased labor organizational efforts or changes in labor laws could lead to disruptions in our operations, increase our labor costs, or interfere with the ability of our management to focus on executing our business strategies (e.g., by consuming management’s time and attention, limiting the ability of hotel managers to reduce workforces during economic downturns, etc.). In addition, from time to time, strikes, lockouts, boycotts, public demonstrations or other negative actions and publicity may disrupt hotel operations at any of our hotels, negatively impact our reputation or the reputation of our brands, cause us to lose guests, or harm relationships with the labor forces at our hotels.

We depend on the ability of the independent hotel operators to operate and manage our hotels.

We contract with independent hotel operators that manage the day-to-day operations of our properties. We may be limited in our ability to direct the actions of the independent hotel operators, particularly with respect to daily operations. Thus, even if we believe that our lodging properties are being operated in an unsatisfactory manner, we may not have sufficient rights under a particular property operating agreement to force the property operator to change its method of operation. Our results of operations, financial position, cash flows and ability to service debt and to make distributions to shareholders are, therefore, substantially dependent on the ability of the property operators to successfully operate our hotels. Some of our operating agreements may have lengthy terms, may not be terminable by us before the agreement’s expiration and may require the payment of substantial termination fees. Replacing a property operator may also result in significant disruptions at the affected hotels.

Our hotel management agreements limit operating flexibility.

We have entered into management or license agreements for our hotels. These management agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of our properties and our ability to make property improvements. The managers may also periodically inspect our properties to ensure that we maintain the standards specified in the management agreement. A manager could also require us to make capital expenditures, even if we do not believe the improvements are necessary or desirable. A breach of the standards or other terms and conditions of the management agreements could result in the termination of a management agreement. In addition, when terminating or changing the manager of a property, we may be required to incur significant expenses or capital expenditures.

The loss of a manager could have a material adverse effect upon the operations or the underlying value of the property and could materially and adversely affect our results of operations, financial position and cash flows, including our ability to service debt and make distributions to our shareholders.

We are subject to certain risks associated with potential liabilities under environmental laws and risks of loss from weather conditions, man-made or natural disasters, climate change and terrorism.

Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. Those laws typically impose clean-up responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of such hazardous or toxic substances. The costs of investigation, remediation or removal of those substances may be substantial. The owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners of real properties for personal injuries associated with asbestos-containing materials.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties we own. Additionally, the value of our properties will potentially be subject to the risks associated with long-term effects of climate change. Certain of our properties are located in major urban areas which, in recent years, have been high risk geographical areas for terrorism and threats of terrorism. Certain forms of terrorism including, but not limited to, nuclear, biological and chemical terrorism, political risks, environmental hazards and/or Acts of God may be deemed to fall completely outside the general coverage limits of our insurance policies or may be uninsurable or cost prohibitive to justify insuring against. Furthermore, if the U.S. Terrorism Risk Insurance Program Reauthorization Act is repealed or not extended or renewed upon its expiration, the cost for terrorism insurance coverage may increase and/or the terms, conditions, exclusions, retentions, limits and sublimits of such insurance may be materially amended and may effectively decrease the scope and availability of such insurance to the point where it is effectively unavailable. Future weather conditions, man-made or natural disasters, effects of climate change or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. Any weather conditions, man-made or natural disasters, terrorist attack or effect of climate change, whether or not insured, could have a material adverse effect on our financial performance, liquidity and the market price of our common shares. In addition, there is a risk that one or more of our property insurers may not be able to fulfil their obligations with respect to claims payments due to a deterioration in its financial condition.

Compliance or failure to comply with the Americans with Disabilities Act could result in substantial costs.

Our properties must comply with the Americans with Disabilities Act of 1990, as amended (the “ADA”), and any equivalent state or local laws, to the extent that our properties are public accommodations as defined under such laws. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. If one or more of our properties is not in compliance with the ADA or any equivalent state or local laws, we may be required to incur additional costs to bring such property into compliance with the ADA or similar state or local laws. Noncompliance with the ADA or similar state and local laws could also result in the imposition of fines or an award of damages to private litigants. We cannot predict the ultimate amount of the cost of compliance with the ADA or any equivalent state or local laws. If we incur substantial costs to comply with the ADA or any equivalent state or local laws, it may have a material adverse effect on our business, financial condition and results of operations.

Our assets may be subject to impairment charges.

We regularly review our real estate and securities assets for impairment, and based on these reviews, we may record impairment losses that have a material adverse effect on our business, financial condition and results of operations. Negative or uncertain market and economic conditions, as well as market volatility, increase the likelihood of incurring impairment losses. Such impairment losses may have a material adverse effect on our business, financial condition and results of operations.

We may be subject to litigation, which could have a material adverse effect on our financial condition.

We may be subject to litigation, including claims related to our assets and operations that are otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which we may not be insured against. While we generally intend to vigorously defend ourselves against such claims, we cannot be certain of the ultimate outcomes of claims that may be asserted against us. Unfavorable resolution of such litigation may result in our having to pay significant fines, judgments, or settlements, which, if uninsured — or if the fines, judgments and settlements exceed insured levels — would adversely impact our earnings and cash flows, thereby negatively impacting our ability to service debt and pay dividends to our shareholders, which may have a material adverse effect on our business, financial condition and results of operations. Certain litigation, or the resolution of certain litigation, may affect the availability or cost of some of our insurance coverage, expose us to increased risks that would be uninsured, or adversely impact our ability to attract officers and trustees, each of which may have a material adverse effect on our business, financial condition and results of operations.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, our Manager and the local operators of our properties collect and store sensitive data relating to our business and assets, including intellectual property, our proprietary business and asset information and personally identifiable information of our tenants, buyers of residential lots, personnel and other parties involved with our properties. Our Manager and local property operators also rely on information technology networks and systems to manage or support a variety of business processes, including financial transactions and records, asset sales, reservations, billing and other transactions occurring at the corporate and property levels. Our Manager and the local property operators purchase certain information technology from third-party vendors.

The secure processing, maintenance and transmission of our data and the proper functioning of the systems and processes utilized in our business activities are critical to our operations and business strategy. Despite security measures implemented by our Manager, our local property operators and third-party providers, the information technology and infrastructure on which we and they rely may be vulnerable to attacks by hackers or breached and/or may experience shutdowns due to employee error, malfeasance or other disruptions. Any breach could compromise the networks within such infrastructure, and the information stored there on our behalf could be accessed, publicly disclosed, lost or stolen. Any failure to maintain proper function, security and availability of information systems could interrupt operations at our properties.

Improper access, disclosure or other loss of information could result in legal claims or proceedings against us, liability to us under laws that protect the privacy of personal information, disrupt operations at our properties and damage our reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.

The loss of our Investment Company Act exemption would materially adversely affect us.

We believe that we currently are not, and we intend to operate our company so that we will not be, regulated as an investment company under the Investment Company Act. We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. We are primarily engaged in the non-investment company businesses of owning, developing, asset managing and monetizing the legacy real estate portfolio contributed to us by iStar. We also own the Safe Shares, which iStar contributed to us in the Spin-Off, all of which collateralize the Margin Loan Facility.  We expect to monetize or otherwise dispose of all of our assets over time. While we expect to make certain investments to complete developments at Asbury and Magnolia Green, we do not otherwise currently expect to make material new investments or acquire material new assets.

Section 3(a)(1)(C) of the Investment Company Act defines as an investment company any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of government securities (as defined in the Investment Company Act) and cash items) on an unconsolidated basis (the “40% Test”). We will need to monitor our assets to ensure that we continue to satisfy the 40% Test. There can be no assurance that we will be able to continue to satisfy the 40 Test in the future.

Our ability to satisfy the 40% Test will depend on several factors, including the values of our real estate assets and the market value of the Safe Shares, the timing of sales of our real estate assets and sales of Safe Shares and the balance of the Margin Loan Facility or any other indebtedness secured by Safe Shares. Some of these factors are unpredictable or outside our control.  Maintaining our exemption from the Investment Company Act might require us to take certain actions that are not part of our intended corporate strategy, such as using cash to acquire additional real estate assets, including mortgage-backed securities, or selling Safe Shares at times and at prices that may not be advantageous to our shareholders.  If we find that we temporarily breach the 40% Test due to the timing of asset sales and fluctuations in the value of the Safe Shares or other factors, we may seek to rely on the one-year safe harbor provided by Rule 3a-2 under the Investment Company Act as we transition back to our non-investment company businesses, provided we meet the conditions of the rule. The conditions include the adoption of a resolution by our board of trustees that confirms our bona fide intent to be engaged primarily in our non-investment company businesses as soon as is reasonably possible and in any event by the end of the one-year period, and our taking of actions to achieve this result. No issuer may rely on the safe harbor provided by Rule 3a-2 more frequently than once during any three-year period.

If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, or that third parties could seek to obtain rescission of transactions. In addition, we would be subject to limitations on corporate leverage and affiliate transactions that would have a material adverse impact on us and our relationship with our Manager. These effects would have a material adverse effect on our financial performance and the market price of our securities.

If we are unable to satisfy the regulatory requirements of the Sarbanes-Oxley Act, or if our disclosure controls or internal control over financial reporting is not effective, investors could lose confidence in our reported financial information, which could adversely affect the perception of our business and the trading price of our common shares.

As a public company, we are subject to the reporting requirements of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act and will be required to prepare our financial statements in accordance with the rules and regulations promulgated by the SEC. The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. Although management will continue to review the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, there can be no guarantee that our internal controls over financial reporting will be effective in accomplishing all of our control objectives. If we are not able to comply with these and other requirements in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our common shares could decline and we could be subject to sanctions or investigations by the stock exchange, the SEC or other regulatory authorities, which may have a material adverse effect on our business, financial condition and results of operations.

We have a significant amount of indebtedness.  Our governing documents do not limit the amount of indebtedness we may incur and we may become more highly leveraged.

As of December 31, 2023, we have in place the Safe Credit Facility and the Margin Loan Facility. Our governing documents do not prohibit us from incurring additional indebtedness. The significant amount of our indebtedness could have material adverse consequences for us, including:

●	hindering our ability to adjust to changing market, industry or economic conditions;

●	limiting the amount of free cash flow available for future dividends or other uses;
●	requiring us to sell Safe Shares to satisfy margin calls;

●	making us more vulnerable to economic, market or industry downturns, including interest rate increases; and
●	limiting our ability to refinance maturing debt on favorable terms.

Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control.

We are subject to risks associated with secured debt.

The Margin Loan Facility is secured by our Safe Shares. Under the terms of the margin loan, if the market value of our Safe Shares drops below specified levels, we will have to post additional collateral with the lender. Furthermore, if the closing price of our Safe Shares falls below $10, we will have to repay the outstanding margin loan amount as well as all accrued and unpaid interest, and a make whole amount, if applicable. If we fail to satisfy any collateral calls, the lender may foreclose on our Safe Shares. The Safe Credit Facility is secured by the equity interests in our subsidiaries, subject to the restrictions in the Margin Loan Facility.  If an event of default occurs under the Safe Credit Facility, Safe could declare all outstanding amounts to be moderately due payable and could seek to foreclose on the collateral securing the facility. The Margin Loan Facility matures on March 31, 2026 and the Safe Credit Facility matures on March 31, 2027, and each is subject to mandatory prepayment upon the occurrence of certain events, including a change of control or merger. Any foreclosure on the assets securing our secured debt or any acceleration or mandatory prepayment of amounts due under such debt could materially and adversely affect our assets, our liquidity and financial position and the market price of our securities.

Financial covenants could materially adversely affect our ability to conduct our business.

The Safe Credit Facility contains restrictions on the amount of debt we may incur, our ability to pay dividends and distributions and other restrictions and requirements on our operations. The Safe Credit Facility also contains (i) negative covenants relating to investments, indebtedness and liens, fundamental changes, asset dispositions, repayments, distributions and affiliate transactions, and (ii) customary events of default, including payment defaults, failure to perform covenants, cross-default and cross acceleration to other indebtedness, impairment of security interests and change of control. The facility also contains a quarterly cash sweep that requires us to apply unrestricted cash above specified amounts to prepay the facility. These restrictions, as well as any additional restrictions to which we may become subject in connection with additional financings or refinancings, could restrict our ability to effect certain transactions or take other actions that may otherwise be beneficial to us, which could adversely affect our results of operations. In addition, violations of these covenants could cause declarations of default under, and acceleration of, other indebtedness, which would result in adverse consequences to our financial condition. The Safe Credit Facility contains cross-default provisions that give Safe the right to declare a default if we are in default resulting in (or permitting the) acceleration of such other debt in excess of certain amounts. In the event of a default, we may be required to repay such debt with capital from other sources, which may not be available to us on attractive terms, or at all, which may have a material adverse effect on our business, financial condition and results of operations.

We may change our business strategy and business policies without shareholder approval.

Our strategy is to generate cash flows from asset management and asset sales. Notwithstanding the foregoing, our board of trustees may change our business strategy or any of our financing strategy, leverage policies, distributions plans and other policies and strategies at any time without the consent of our shareholders, which could result in an investment portfolio with a different risk profile. Such a change in our strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, among other risks. These changes could adversely affect our ability to pay dividends to our shareholders and may have a material adverse effect on our business, financial condition and results of operations.

We may sell all or substantially all of our assets and dissolve without shareholder approval.

Our declaration of trust provides that our board of trustees may sell all or substantially all of our assets and dissolve without having to obtain the approval of our shareholders. This is consistent with our business strategy to seek to generate cash flows through asset management and asset sales. Our board is empowered to sell all of our assets, wind up our business and dissolve and our shareholders are not empowered to change this strategy through an approval right.

Risks Related to Our Relationship with Our Manager and its Affiliates

(See also, “Risks Related to the Spin-Off” below)

Termination of the Management Agreement would be costly.

Termination of the Management Agreement without cause by us would be costly. After the initial annual term of the Management Agreement expires on March 31, 2024, the agreement may be terminated without cause upon the affirmative vote of at least two-thirds of our independent trustees on six months' prior notice, subject to the payment of a termination fee if the termination occurs before March 31, 2027. In the ordinary course, the termination fee would be equal to $50.0 million minus the aggregate amount of management fees actually paid to the Manager prior to the termination date. The Management Agreement provides for an alternative termination fee if we have liquidated our assets on or before the termination date. The cost to us of terminating the Management Agreement may adversely affect our ability to terminate it without cause and may inhibit change of control transactions that may be in the interests of our shareholders.

The loss of our Manager or its key personnel could threaten our ability to operate successfully.

Our future success depends, to a significant extent, upon the continued services of our Manager and its management team. In particular, certain members of the management team have significant historical experience with our legacy real estate assets and have developed relationships with local governments, developers, brokers and others that are important to the success of our asset management and disposition strategy. The loss of services of our Manager or one or more members of our Manager’s management team, whether as a result of their departure from Safe, a change of control of Safe or Safe’s unilateral decision to no longer make them available to our Manager, could threaten our ability to operate our business successfully. The Management Agreement does not require our Manager to devote all of its resources or for its personnel to devote all of their business time to managing our affairs or for Safe to allocate any specific officers or employees to our Manager for our benefit.

Our Manager’s liability is limited under the management agreement, and we could experience poor performance or losses for which our Manager would not be liable.

Our Manager does not assume any responsibility under the Management Agreement other than to render the services called for and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Additionally, our Manager and its affiliates, personnel, shareholders and others are not liable for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. We have agreed to indemnify our Manager and its affiliates, personnel, shareholders and others with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in accordance with and pursuant to the management agreement.

There are various potential conflicts of interest in our relationship with our Manager and its affiliates, which could result in decisions that are not in the best interest of our shareholders.

Conflicts of interest may exist or could arise in the future with our Manager and its affiliates, including our executive officers who are also officers, and in some cases directors, of Safe. Conflicts may include, without limitation:

●	conflicts arising from the enforcement of agreements between us and our Manager and its affiliates, including the Management Agreement, the Governance Agreement, the Safe Credit Facility, the Separation and Distribution Agreement and the Registration Rights Agreement;
●	conflicts in the amount of time that officers and employees of Safe will spend on our affairs versus Safe’s other affairs;
●	conflicts in decisions regarding the sale of our Safe Shares which, as of December 31,2023, represented approximately 19.0% of Safe’s outstanding common stock; and
●	conflicts in taking actions that could adversely affect our or Safe's interests under the Safe Credit Facility.

Transactions between Safe and us, including amendments, waivers, extensions and similar matters regarding the Safe Credit Facility, would be subject to the approval of a majority of our independent trustees, and our independent trustees retain all authority over whether and when to sell Safe Shares; however, there can be no assurance that such approval and retention of authority will be successful in achieving terms and conditions as favorable to us as would be available from a third party. In addition, our board of trustees has adopted a policy restricting disclosure by our Manager and its personnel, including personnel who provide services to us, of material non-public information regarding Safe and its securities to us and our trustees. Therefore, our officers may be aware of information regarding Safe that could affect the value of our Safe Shares that they are restricted from disclosing to us under the board policy. Furthermore, each of our trustees previously served as an officer or director of iStar. Additionally, the fiduciary duties of our executive officers who are also directors and/or officers of Safe to Safe and us may come in conflict from time to time.

The management fee payable to our Manager may not provide sufficient incentive to our Manager to maximize cashflows from assets.

The management fee payable to our Manager is fixed for the first four annual terms of the Management Agreement, regardless of our performance. Significant management fees could be payable to our Manager despite the fact that we could experience losses. Our Manager’s entitlement to such significant nonperformance-based compensation may not provide sufficient incentive to our Manager to devote its time and effort to maximize cash flows from our assets.

Our board of trustees will not approve each decision made by our Manager with regard to our legacy real estate assets, which may result in our Manager making riskier decisions on our behalf than would be specifically approved by our board of trustees.

Our trustees do not review all of the proposed sales of our legacy real estate assets, nor do they review all operating and asset management decisions made with respect to these assets, which may result in our Manager making riskier decisions on our behalf than would be specifically approved by our board of trustees. Our Manager has great latitude with regard to our legacy real estate assets, which could result in returns that are substantially below expectations or that result in losses. Decisions made by our Manager may not fully reflect your best interests.

Risks Related to the Spin-Off

We have a limited operating history as an independent company, and our historical and pro forma financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

The historical information prior to the Spin-Off refers to our assets as operated by iStar and integrated with iStar’s other businesses. Our historical information prior to the Spin-Off included in the consolidated financial statements is derived from the consolidated financial statements and accounting records of iStar. Accordingly, the historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during those periods, or those that we will achieve in the future. Factors which could cause our results to materially differ from those reflected in such historical financial information and which may adversely impact our ability to achieve similar results in the future may include, but are not limited to, the following:

●	the financial results prior to the Spin-Off do not reflect all of our expenses as an independent public company, including, but not limited to, legal, accounting, compliance and other costs associated with being a public company with equity securities traded on the NASDAQ;

●	prior to the Spin-Off, our business was operated by iStar as part of its corporate organization. After the Spin-Off, we pay fees and reimburse expenses under the Management Agreement and local asset-related agreements, which are costly;

●	after the Spin-Off, we may be unable to use Safe’s economies of scope and scale in procuring various goods and services and in maintaining vendor and customer relationships. Although we entered into the Separation and Distribution Agreement and the Management Agreement, these arrangements may not fully capture the benefits we have previously enjoyed as a result of our business being integrated within the businesses of iStar and may result in us paying higher charges than in the past for necessary services; and

●	prior to the Spin-Off, our working capital requirements and capital for our general corporate purposes, including capital expenditures, were satisfied as part of the corporation-wide cash management policies of iStar. Following the Spin-Off, we rely on resources from our operations and our financing arrangements, which have terms that may not be as favorable as those obtained by iStar, and the cost of capital for our business may be higher than iStar’s cost of capital prior to the separation and the Spin-Off, which may have a material adverse effect on our business, financial condition and results of operations.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of our status as an independent company.

Safe may fail to perform under various transaction agreements that were executed as part of the Spin-Off, or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

We are party to the Separation and Distribution Agreement, the Management Agreement, the Governance Agreement, the Registration Rights Agreement and the Safe Credit Facility with Safe. Certain of these agreements provide for the performance of services by each company for the benefit of the other for a period of time after the Spin-Off. We will rely on Safe to satisfy its performance and payment obligations under such agreements. If Safe is unable to satisfy such obligations, including its indemnification obligations, we could incur operational difficulties or losses, which may have a material adverse effect on our business, financial condition and results of operations.

If we do not have in place similar agreements with other providers of these services when the transaction agreements terminate and we are not able to provide these services internally, we may not be able to operate our business effectively and our profitability may decline, which may have a material adverse effect on our business, financial condition and results of operations.

Potential indemnification liabilities owed to Safe (formerly iStar) pursuant to the Separation and Distribution Agreement may have a material adverse effect on our business, financial condition and results of operations.

The Separation and Distribution Agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist related to our assets and activities, whether incurred prior to or after the Spin-Off, as well as certain obligations of Safe that we assumed pursuant to the Separation and Distribution Agreement. If we are required to indemnify Safe under the circumstances set forth in the Separation and Distribution Agreement, we may be subject to substantial liabilities, which may have a material adverse effect on our business, financial condition and results of operations.

Our trustees may have actual or potential conflicts of interest because of their previous or continuing equity interests in, or positions at, Safe.

Each of our trustees has served as a director or officer of iStar prior to the Spin-Off and owns Safe common stock. Even though our trustees qualify as independent trustees under applicable stock exchange rules, they each continue to have a financial interest in Safe through the ownership of Safe common stock. Continued ownership of Safe common stock could create, or appear to create, potential conflicts of interest, which may have a material adverse effect on our business, financial condition and results of operations.

The Spin-Off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws.

If Safe files for insolvency or bankruptcy within certain timeframes following the Spin-Off, a court could deem the Spin-Off or certain internal restructuring transactions undertaken by iStar in connection therewith to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. In such circumstances, a court could void the transactions that occurred between iStar and us, which could adversely affect our financial condition and our results of operations. Whether a transaction is a fraudulent conveyance or transfer will vary depending upon the jurisdiction whose law is being applied.

Our agreements with iStar and Safe in connection with the Spin-Off involved conflicts of interest, and we may have received better terms from unaffiliated third parties than the terms we received in these agreements.

We entered into certain agreements to provide a framework for our relationship with Safe following the Spin-Off, including the Separation and Distribution Agreement, the Management Agreement, the Governance Agreement, the Registration Rights Agreement and the Safe Credit Facility. The terms of these agreements were agreed while portions of our business were still owned by iStar (now Safe) and were negotiated by persons who were employees, officers or directors of iStar or their respective subsidiaries, and, accordingly, may have conflicts of interest. For example, during the period in which the terms of these agreements were negotiated, a majority of our board of trustees was not independent of iStar. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties, which may have a material adverse effect on our business, financial condition and results of operations.

Pursuant to the Separation and Distribution Agreement, Safe (formerly iStar) indemnified us for certain pre-Spin-Off liabilities and liabilities related to Safe’s assets. However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities, or that Safe’s ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the Separation and Distribution Agreement, Safe (formerly iStar) indemnified us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Safe retains, and there can be no assurance that Safe will be able to fully satisfy its indemnification obligations to us. Moreover, even if we ultimately succeed in recovering from Safe any amounts for which we were held liable by such third parties, any indemnification received may be insufficient to fully offset the financial impact of such liabilities or we may be temporarily required to bear these losses while seeking recovery from Safe, which may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to an Investment in Our Common Shares

An active trading market for our common shares may not be sustained.

An active trading market for our common shares may not be sustained. The trading volume for our common shares may be limited and sporadic due to a number of factors, including the fact that we are a relatively small company, the ultimate resolution of our assets is uncertain and we are concentrated in certain assets. As a consequence, there may be periods when trading activity in our common shares is minimal, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give any assurance that an active public trading market for our common shares will be sustained. In addition if the market price of our common shares drops below certain levels, our shares may be delisted from NASDAQ, or we may choose to delist our shares as well sell down our portfolio.

We are taxed as a corporation and have not elected to qualify as a real estate investment trust.

We are treated as a C corporation for U.S. federal income tax purposes, and unlike iStar have not elected to qualify as a real estate investment trust. As a general matter, Star Holdings will be subject to U.S. federal income tax in the same manner as other U.S. corporations at corporate rates (currently 21%), plus additional state and local taxes. Our shareholders generally will be subject to tax on dividends paid by us, if any, to the extent of our current and accumulated earnings and profits. Moreover, to the extent that we sell Safe Shares, it will be a taxable event for us and could materially and adversely affect our results of operations, financial position and cash flows, including our ability to service debt and make distributions to our shareholders.

Our organizational documents have certain provisions that could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common shares or that our shareholders otherwise believe to be in their best interest.

Through provisions in our declaration of trust and bylaws, we (1) require a two-thirds vote for the removal of any trustee from the board, which removal will be allowed only for cause, (2) vest in the board the exclusive power to fix the number of trusteeships, subject to limitations set forth in our declaration of trust and bylaws, (3) require that a vacancy on the board be filled only by the affirmative vote of a majority of the remaining trustees in office, even if the remaining trustees do not constitute a quorum, and for the remainder of the full term of class of trusteeship in which such vacancy occurred, and (4) require, unless called by the lead trustee of our board of trustees, our president, our chief executive officer or our board of trustees, the request of shareholders entitled to cast not less than a majority of all votes entitled to be cast on a matter at such meeting to call a special meeting to consider and vote on any matter that may properly be considered at a meeting of shareholders and containing the information required in our bylaws. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide our shareholders with the opportunity to realize a premium over the then current market price.

Certain provisions of our organizational documents limit shareholder recourse and access to judicial fora.

Our declaration of trust limits the liability of our trustees and officers to our shareholders for money damages to the maximum extent permitted under Maryland law. Additionally, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf, other than actions arising under federal securities laws; (b) any action asserting a claim of breach of any duty owed by any of our trustees, executive officers or other employees to us or our shareholders; (c) any action asserting a claim against us or any of our trustees or executive officers or other employees arising pursuant to any provision of the Maryland Statutory Trust Act or our declaration of trust or bylaws; or (d) any action asserting a claim against us or any of our trustees, executive officers or other employee that is governed by the internal affairs doctrine shall be the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division. These provisions of our organizational documents may limit shareholder recourse for actions of our trustees and executive officers and limit their ability to obtain a judicial forum that they find favorable for disputes with us or our trustees, officers, employees, if any, or other shareholders.

We do not expect to pay regular dividends.

We have paid no dividends since the Spin-Off and we do not expect to pay regular dividends in the future. Future dividends will be declared and paid at the discretion of our board of trustees, and the amount and timing of dividends will primarily depend upon cash generated by operating activities and asset sales. We expect to make distributions of cash to the extent we generate excess cash from asset sales that are not needed for expenses, debt repayment, reserves, corporate and other purposes. Our board of trustees may change our dividend policy at any time, and there can be no assurance as to the manner in which future dividends will be paid. Our failure to pay dividends may cause investors to seek alternative investments, which would result in selling pressure on, and a decrease in the market price of, our common shares. As a result, the price of our common shares may decrease, which may have a material adverse effect on our business, financial condition and results of operations.

If we continue to qualify as an “emerging growth company,” we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We currently qualify as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, we are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold shareholder advisory votes on executive compensation. We cannot predict if investors will find our common shares less attractive if we choose to rely on these exemptions. If some investors find our common shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common shares and our share price may be more volatile.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We do not intend to take advantage of such extended transition period.

Item 1B.   Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

As an externally managed company, our day-to-day operations are managed by our Manager and our executive officers (all of whom are executive officers of our Manager) under the oversight of our board of trustees. We rely on our Manager for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details our Manager has provided to us regarding its cybersecurity program that are relevant to us.

Our Manager has developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information. Our Manager’s cybersecurity risk management program includes a cybersecurity incident response plan.

Our Manager has designed and assesses its program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF 2.0). This does not imply that our Manager meets any particular technical standards, specifications, or requirements, only that our Manager uses the NIST CSF 2.0 as a guide to help it identify, assess, and manage cybersecurity risks relevant to our business.

Our Manager’s cybersecurity risk management program is integrated into its overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our Manager’s cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
●	the use of external service providers to assess, test or otherwise assist with aspects of our security controls;
●	cybersecurity awareness training of our employees, incident response personnel, and senior management;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
●	a third-party risk management process for service providers, suppliers, and vendors.

Our Manager has not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee is responsible for reviewing our Manager’s implementation of our cybersecurity risk management program and evaluating its adequacy.

The Committee receives periodic reports from our Manager on our cybersecurity risks. In addition, our Manager updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from our Manager on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Manager’s Head of IT, internal technology staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our Manager’s team, including its Head of IT, Head of Risk Management and Chief Legal Officer, are responsible for assessing and managing our material risks from cybersecurity threats. Our Manager has primary responsibility for our overall cybersecurity risk management program and supervises both its internal cybersecurity personnel and its retained external cybersecurity consultants.

Our Manager supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2.   Properties

Our principal executive offices are located at 1114 Avenue of the Americas, New York, New York, 10036. See Item 8—"Financial Statements and Supplementary Data—Schedule III for a listing of properties held by us for investment purposes.

Item 3.   Legal Proceedings

The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company’s businesses of owning, developing and asset managing real estate. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding that would have a material adverse effect on the Company’s combined and consolidated financial statements.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Equity and Related Stock Matters

The Company’s common stock trades on the Nasdaq Global Market under the symbol "STHO." The Company had 977 holders of record of common stock as of February 26, 2024. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares and who would report dividends paid by us in their taxable income.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended December 31, 2023.

Item 6.   RESERVED

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion of our consolidated operating results, financial condition and liquidity together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our discussion related to the results of operations and changes in financial condition for 2022 compared to 2021 is included in Exhibit 99.1 to our Form 10 filed with the SEC on March 20, 2023. Our historical results may not be indicative of our future performance. Certain prior year amounts have been reclassified in our consolidated financial statements and the related notes to conform to the current period presentation.

Executive Overview

During 2023, we continued to develop our properties at Asbury Park and Magnolia Green while also monetizing certain development sites at Asbury Park and residential lots at Magnolia Green. We also continued to sell residential condominium units at Asbury Ocean Cub and two units remain unsold as of December 31, 2023. As of December 31, 2023, we also owned assets that we expect to monetize primarily through asset sales, loan repayments or active asset management. These assets included in our portfolio as of December 31, 2023 had an aggregate carrying value of approximately $71.1 million and were comprised primarily of land, loans and other assets.

In the second half of the year, we also took certain steps intended to address declines in the market value of the Safe Shares. We paid down the outstanding balance of the Margin Loan Facility to $81.9 million as of December 31, 2023. We also entered into amendments to the Margin Loan Facility and the Safe Credit Facility to, among other things, reduce the floor price of the Safe Shares that would trigger a mandatory prepayment in full of the Margin Loan Facility and enable us to access incremental borrowings under the Safe Credit Facility to replenish funds used to voluntarily prepay the Margin Loan Facility. Further declines in the market value of the Safe Shares could require us to make additional prepayments of some or all of the outstanding borrowings under the Margin Loan Facility.

Results of Operations for the Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

	For the Year Ended December 31,
	2023	2022	$ Change

	(in thousands)
Operating lease income	$6,738	$12,859	$(6,121)
Interest income	2,135	12,340	(10,205)
Other income	41,745	37,125	4,620
Land development revenue	72,435	61,753	10,682
Total revenue	123,053	124,077	(1,024)
Interest expense	16,672	42,042	(25,370)
Interest expense - related party	6,300	—	6,300
Real estate expense	47,753	49,902	(2,149)
Land development cost of sales	62,657	63,441	(784)
Depreciation and amortization	4,572	4,910	(338)
General and administrative	36,199	10,937	25,262
Provision for loan losses	1,740	44,998	(43,258)
Impairment of assets	—	14,476	(14,476)
Other expense	791	494	297
Total costs and expenses	176,684	231,200	(54,516)
Unrealized and realized gains (losses) on equity investments	(171,394)	—	(171,394)
Income from sales of real estate	—	25,186	(25,186)
Loss on early extinguishment of debt, net	(2,090)	—	(2,090)
Earnings from equity method investments	30,825	45,626	(14,801)
Net income (loss)	$(196,290)	$(36,311)	$(159,979)

Revenue—Operating lease income, which primarily includes income from commercial operating properties, decreased to $6.7 million in 2023 from $12.9 million in 2022. The decrease was primarily due to the sale of assets.

Interest income decreased to $2.1 million in 2023 from $12.3 million in 2022. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans and other lending investments due to loan sales and the repayment of loans during 2023 and 2022.

Other income increased to $41.7 million in 2023 from $37.1 million in 2022. Other income consists primarily of dividend income from our investment in Safe, income from our loan portfolio, hotel properties and other operating properties, including Asbury Lanes and the Magnolia Green Golf Club. The increase in 2023 was due primarily to $7.3 million of dividend income from Safe.

Land development revenue and cost of sales— In 2023, we sold residential lots and units and recognized land development revenue of $72.4 million which had associated cost of sales of $62.7 million. In 2022, we sold residential lots and units and recognized land development revenue of $61.8 million which had associated cost of sales of $63.4 million. The increase in land development revenue in 2023 was due primarily to bulk parcel sales at our Asbury Park and Magnolia Green properties, which was partially offset by a decrease in revenues from condo sales at our Asbury Park properties and our Naples Reserve property (fully sold out in 2022). As we execute future sales and have fewer remaining residential and development assets, we expect our land development revenue will decline. The timing and amount of such sales cannot be predicted with certainty.

Costs and expenses—Prior to the Spin-Off, interest expense represented an allocation to us from iStar. Interest expense was allocated to us by calculating our average net assets by property type as a percentage of the average net assets of iStar's segments and multiplying that percentage by the interest expense allocated to each of iStar's segments (refer to Note 2 to the combined and consolidated financial statements). Subsequent to the Spin-Off, interest expense represents the interest cost on our Margin Loan Facility. For the year ended December 31, 2023, we incurred $6.2 million of interest expense from our Margin Loan Facility, net of amounts capitalized. We elected to pay interest in kind ("PIK") on the Margin Loan Facility in respect of the $1.7 million interest payment payable for the fourth quarter of 2023. That amount was added to the principal balance of the loan. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which we make a PIK election. For the years ended December 31, 2023 and 2022, we were allocated $8.0 million and $42.0 million, respectively, of interest expense. The decrease in interest expense allocated to us in 2023 was due primarily to us not receiving an allocation subsequent to the Spin-Off and a decrease in our average net assets as well as a decrease in iStar’s average outstanding debt and average cost of debt as compared to 2022. For the year ended December 31, 2023, interest expense also included amounts payable to iStar prior to the Spin-Off.

Interest expense -related party represents the interest cost on our Safe Credit Facility, net of amounts capitalized.

Real estate expense decreased to $47.8 million in 2023 from $49.9 million in 2022. Real estate expense primarily represents expenses at our hotel and retail operating properties and land properties. The  decrease in 2023 was due primarily to asset sales, which was partially offset by an increase in expense at our hotel properties.

Depreciation and amortization was $4.6 million in 2023 and $4.9 million in 2022 and relates primarily to our operating properties portfolio.

Prior to the Spin-Off, general and administrative expense represented an allocation of costs, including performance-based compensation, to us from iStar. General and administrative expenses, including stock-based compensation, represented a pro rata allocation of costs from iStar's real estate finance, operating properties, land and development and corporate business segments based on our average net assets for those property types as a percentage of iStar's average net assets for those segments (refer to Note 2 to the combined and consolidated financial statements). Subsequent to the Spin-Off, general and administrative expense includes management fees to our Manager and other costs of operating as a public company. During the year ended December 31, 2023, we incurred $36.2 million of general and administrative expense, primarily resulting from management fees to Safe, audit and legal fees and a $14.1 million allocation from iStar. During the year ended December 31, 2022, we were allocated $10.9 million of general and administrative expense from iStar. The increase in the allocation from iStar in 2023 was due primarily to an increase in general and administrative expense at iStar resulting from an increase in performance-based compensation at iStar.

The provision for loan losses was $1.7 million in 2023 as compared to a provision for loan losses of $45.0 million in 2022. The provision for loan losses for the year ended December 31, 2023 resulted primarily from the sale of a non-performing loan, which was partially offset by a reversal of Expected Loss allowances on loans that repaid in full during

2023. The provision for loan losses in 2022 resulted primarily from a $22.2 million provision on our held-to-maturity security, which was repaid in December 2022 and a $23.8 million provision on a loan prior to it being classified as held for sale.

During the year ended December 31, 2022, we recognized an impairment of $12.7 million on a land property and a $1.8 million impairment on an operating property. The impairments were based on the expected cash flows to be received.

Other expense increased to $0.8 million in 2023 from $0.5 million in 2022. The increase in other expenses for the year ended December 31, 2023 was due primarily to legal and consulting costs in connection with the sale and repayments of non-performing loans.

Unrealized and realized gains (losses) on equity investments—Unrealized and realized loss on equity investments represents the unrealized loss on our Safe Shares. Subsequent to the Spin-Off, we account for our Safe Shares as an equity investment under ASC 321, which requires that we adjust our investment in the Safe Shares to fair value through income at each reporting period. The unrealized loss represents the difference between the fair value of our investment in the Safe Shares as of December 31, 2023 and iStar’s historical carrying amount of the Safe Shares at the time of the Spin-Off.

Income from sales of real estate—During the year ended December 31, 2022, we recorded $25.2 million of income from sales of real estate from the sale of an operating property.

Loss on early extinguishment of debt, net—During the year ended December 31, 2023, we incurred losses on early extinguishment of debt from partial repayments of our Margin Loan Facility (refer to Note 9 to the consolidated financial statements).

Earnings from equity method investments—Earnings from equity method investments decreased to $30.8 million in 2023 from $45.6 million in 2022. In 2023, we recognized $1.1 million of income from our historical equity method investment in Safe and $29.7 million of net aggregate income from our remaining equity method investments due to asset sales at the ventures. In 2022, we recognized $33.3 million of income from our equity method investment in Safe, $11.5 million primarily from the sale of a multifamily property at one of our venturers, $5.0 million primarily from the settlement of our interest in a venture and $4.2 million of net aggregate losses from our remaining equity method investments.

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

Our future cash sources will be largely dependent on proceeds from asset sales. The amount and timing of asset sales, including the sale of Safe Shares, could be adversely affected by a number of factors, some of which are outside of our control, including the macroeconomic factors discussed below. We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and changes in market conditions. The uncertainty related to macroeconomic factors such as inflation, interest rate increases, market volatility, disruptions in the banking sector and the availability of financing, and the effects of these factors on the economy generally and on the commercial real estate markets in which we operate, make it impossible for us to predict or to quantify the impact of these or other trends on our financial results or liquidity.

The following table outlines our cash flows provided by (used in) operating activities, cash flows provided by (used in) investing activities and cash flows provided by (used in) financing activities for the years ended December 31, 2023 and 2022 ($ in thousands):

	For the Year Ended December 31,
	2023	2022
Cash flows provided by (used in) operating activities	$(18,719)	$(27,358)
Cash flows provided by (used in) investing activities	186,020	236,063
Cash flows provided by (used in) financing activities	(114,061)	(218,305)

The decrease in cash flows used in operating activities during 2023 was due primarily to the timing of payments on accrued expenses, which was partially offset by a decrease in distributions from equity method investments. The decrease in cash flows provided by investing activities during 2023 was due primarily to a decrease in proceeds from the repayment and sales of loans receivable and a decrease in proceeds from the sale of real estate assets, which was partially offset by an increase in distributions from other investments, an increase from cash acquired from the consolidation of a venture (refer to Note 5 to the consolidated financial statements) and a decrease in contributions to other investments. The decrease in cash flows used in financing activities during 2023 was due primarily to borrowings from debt obligations in 2023, which was partially offset by greater distributions to iStar in 2023 from asset liquidations and an increase in the repayment of debt obligations.

Debt Covenants—The Margin Loan Facility requires that we comply with various covenants, including, without limitation, covenants restricting, subject to certain exceptions, indebtedness, liens, investments and the payment of dividends. Additionally, the Margin Loan Facility includes customary representations and warranties, events of default and other creditor protections for this type of facility. Upon the occurrence of certain events which are customary for this type of facility, we may be required to prepay all amounts due under the Margin Loan Facility or post additional collateral in accordance with the Margin Loan Facility and related agreements. In October 2023, we entered into an amendment to the Margin Loan Facility primarily to reduce the floor price at which the market price of the Safe Shares would trigger a mandatory prepayment of outstanding borrowings under the facility.

The Safe Credit Facility requires that we comply with various covenants, including, without limitation, covenants restricting, subject to certain exceptions, indebtedness, liens, investments, mergers, asset sales and the payment of certain dividends. Additionally, the Safe Credit Facility includes customary representations and warranties as well as customary events of default, the occurrence of which, following any applicable grace period, would permit Safe to, among other things, declare the principal, accrued interest and other obligations of ours under the Safe Credit Facility to be immediately due and payable and foreclose on the collateral securing the Safe Credit Facility. In October 2023, we entered into an amendment to the Safe Credit Facility primarily to enable us to access the $25.0 million incremental facility to replenish funds that we use to make voluntary prepayments under the Margin Loan Facility.

A subsidiary of ours provided a completion and carry guaranty on the Loan (refer to Note 9 to the combined and consolidated financial statements) and is required to maintain a minimum net worth and a minimum liquidity amount both prior to and after the completion of the Project while the Loan is outstanding.

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

During 2023, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—"Financial Statements and Supplemental Data—Note 3." The following is a summary of accounting policies that require more significant management estimates and judgments:

Allowance for loan losses—We perform a quarterly comprehensive analysis of our loan portfolio and assign risk ratings that incorporate management’s current judgments about credit quality based on all known and relevant internal and external factors that may affect collectability. We consider, among other things, payment status, lien position, borrower or tenant financial resources and investment collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans being risk rated, with ratings ranging from “1” to “5” with “1” representing the lowest risk of loss and “5” representing the highest risk of loss.

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

The provision for (recovery of) loan losses for the years ended December 31, 2023, 2022 and 2021 were $1.7 million, $45.0 million and $(8.1) million, respectively.

Impairment or disposal of long-lived assets— We periodically review real estate to be held for use and land and development assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The asset’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate and land and development assets, when applicable, are recorded in "Impairment of assets" in our combined and consolidated statements of operations. Estimating future cash flows and fair values is highly subjective and such estimates could differ materially from actual results.

Real estate assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell and are included in "Real estate available and held for sale" on our combined and consolidated balance sheets. The difference between the estimated fair value less costs to sell and the carrying value will be recorded as an impairment charge. Once the asset is classified as held for sale, depreciation expense is no longer recorded.

We did not record any impairments during the year ended December 31, 2023. During the year ended December 31, 2022, we recognized an impairment of $12.7 million on a land property and a $1.8 million impairment on an operating property. During the year ended December 31, 2021, we recorded an impairment of $0.7 million in connection with the sale of residential condominiums.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

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

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$212
-50 Basis Points	106
-10 Basis Points	21
Base Interest Rate	—
+10 Basis Points	(21)
+50 Basis Points	(106)
+100 Basis Points	(212)
(1)	As of December 31, 2023, we had $81.9 million principal amount of floating-rate debt obligations outstanding and $60.7 million of cash and cash equivalents and restricted cash.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	31

Financial Statements:
Combined and Consolidated Balance Sheets as of December 31, 2023 and 2022	32
Combined and Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021	33
Combined and Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021	34
Combined and Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021	35
Combined and Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	36
Notes to Combined and Consolidated Financial Statements	38
Financial Statement Schedules:
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2023 with reconciliations for the years ended December 31, 2023, 2022 and 2021	66
Schedule IV—Mortgage Loans on Real Estate as of December 31, 2023 with reconciliations for the years ended December 31, 2023, 2022 and 2021	68

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Star Holdings

Opinion on the Financial Statements

We have audited the accompanying combined and consolidated balance sheets of Star Holdings and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related combined and consolidated statements of operations, comprehensive income (loss), change in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We tested the accuracy and completeness of quantitative data used by management to estimate the current and future economic conditions.
/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2024

We have served as the Company’s auditor since 2022.

Star Holdings

Combined and Consolidated Balance Sheets

(In thousands, except per share data)(1)

	As of
	December 31,	December 31,
	2023	2022
ASSETS
Real estate
Real estate, at cost	$97,481	$94,593
Less: accumulated depreciation	(22,075)	(18,096)
Real estate, net	75,406	76,497
Land and development, net	181,394	232,014
Loans receivable and other lending investments, net ($497 and $925 of allowances as of December 31, 2023 and 2022, respectively)	20,898	48,655
Loans receivable held for sale	—	37,650
Other investments	316,451	587,138
Cash and cash equivalents	50,663	4,227
Accrued interest and operating lease income receivable, net	929	1,132
Deferred operating lease income receivable, net	997	1,137
Deferred expenses and other assets, net	22,459	16,921
Total assets	$669,197	$1,005,371
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$42,462	$33,102
Debt obligations, net	192,895	—
Total liabilities	235,357	33,102
Commitments and contingencies (refer to Note 10)
Equity:
Net Parent Investment	—	971,543
Star Holdings shareholders' equity:
Common Stock, $0.001 par value, 200,000 shares authorized, 13,320 and zero shares issued and outstanding as of December 31, 2023 and 2022, respectively	13	—
Additional paid-in capital	607,623	—
Accumulated deficit	(196,441)	—
Accumulated other comprehensive income	359	—
Star Holdings shareholders' equity	411,554	—
Noncontrolling interests	22,286	726
Total equity	433,840	972,269
Total liabilities and equity	$669,197	$1,005,371
(1)	Refer to Note 2 for details on the Company’s combined and consolidated variable interest entities (“VIEs”).
(2)	As of December 31, 2023, includes $7.2 million of management fees due to Safe (refer to Note 1).

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Revenues:
Operating lease income	$6,738	$12,859	$16,824
Interest income	2,135	12,340	29,522
Other income(1)	41,745	37,125	36,726
Land development revenue	72,435	61,753	189,103
Total revenues	123,053	124,077	272,175
Costs and expenses:
Interest expense	16,672	42,042	51,369
Interest expense - related party	6,300	—	—
Real estate expense	47,753	49,902	45,126
Land development cost of sales	62,657	63,441	171,961
Depreciation and amortization	4,572	4,910	6,487
General and administrative(2)	36,199	10,937	46,340
Provision for (recovery of) loan losses	1,740	44,998	(8,085)
Impairment of assets	—	14,476	679
Other expense	791	494	515
Total costs and expenses	176,684	231,200	314,392
Unrealized and realized gains (losses) on equity investments	(171,394)	—	17,642
Income from sales of real estate	—	25,186	26,319
Income (loss) from operations before earnings from equity method investments and other items	(225,025)	(81,937)	1,744
Loss on early extinguishment of debt, net	(2,090)	—	—
Earnings from equity method investments	30,825	45,626	83,458
Net income (loss) from operations before income taxes	(196,290)	(36,311)	85,202
Income tax expense	—	—	(22,531)
Net income (loss)	(196,290)	(36,311)	62,671
Net (income) loss from operations attributable to noncontrolling interests	(66)	(37)	74
Net income (loss) allocable to common shareholders	$(196,356)	$(36,348)	$62,745
Per common share data:
Net income (loss) allocable to common shareholders
Basic and diluted	$(14.74)	$(2.73)	$4.71

Weighted average number of common shares:
Basic and diluted	13,320	13,320	13,320
(1)	During the years ended December 31, 2023, 2022, and 2021, includes $22.0 million, $21.5 million and $15.9 million, respectively, of revenues from hotel properties.
(2)	For the year ended December 31, 2023, includes $19.7 million of management fees incurred to related parties.

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net income (loss)	$(196,290)	$(36,311)	$62,671
Other comprehensive income:
Reclassification of losses on cash flow hedges into earnings upon realization(1)	—	871	729
Reclassification of losses on available-for-sale securities	—	386	—
Unrealized gains (losses) on available-for-sale securities	359	(4,623)	(357)
Unrealized gains on cash flow hedges	—	9,802	3,239
Other comprehensive income (loss)	359	6,436	3,611
Comprehensive income (loss)	(195,931)	(29,875)	66,282
Comprehensive (income) loss attributable to noncontrolling interests	(66)	(37)	74
Comprehensive income (loss) attributable to common shareholders	$(195,997)	$(29,912)	$66,356
(1)	Reclassified to “Earnings from equity method investments” in the Company’s combined and consolidated statements of operations for the Company’ impact of designated cash flow hedges at Safe (refer to Note 7).

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Changes in Equity

(In thousands)

	Common	Additional		Accumulated
	Stock	Paid-In	Accumulated	Other Comprehensive	Net Parent	Noncontrolling	Total
	At Par	Capital	Deficit	Income (Loss)	Investment	Interests	Equity
Balance as of December 31, 2020	$—	$—	$—	$—	$1,796,625	$543	$1,797,168
Net income (loss)	—	—	—	—	62,745	(74)	62,671
Change in accumulated other comprehensive income (loss)	—	—	—	—	3,611	—	3,611
Stock-based compensation	—	—	—	—	23,360	—	23,360
Net transactions with iStar Inc.	—	—	—	—	(662,646)	—	(662,646)
Distributions to noncontrolling interests	—	—	—	—	—	(500)	(500)
Contributions from noncontrolling interests	—	—	—	—	—	794	794
Change in noncontrolling interests	—	—	—	—	—	(74)	(74)
Balance as of December 31, 2021	$—	$—	$—	$—	$1,223,695	$689	$1,224,384
Net income (loss)	—	—	—	—	(36,348)	37	(36,311)
Change in accumulated other comprehensive income (loss)	—	—	—	—	6,436	—	6,436
Stock-based compensation	—	—	—	—	(11,806)	—	(11,806)
Net transactions with iStar Inc.	—	—	—	—	(210,434)	—	(210,434)
Balance as of December 31, 2022	$—	$—	$—	$—	$971,543	$726	$972,269
Net income (loss)	—	—	(196,441)	—	85	66	(196,290)
Change in accumulated other comprehensive income (loss)	—	—	—	359	(989)	—	(630)
Common shares issued in conjunction with Spin-Off (refer to Note 1)	13	607,623	—	—	(607,636)	—	—
Stock-based compensation	—	—	—	—	1,778	—	1,778
Net transactions with iStar Inc.	—	—	—	—	(364,781)	—	(364,781)
Distributions to noncontrolling interests	—	—	—	—	—	(2,542)	(2,542)
Contributions from noncontrolling interests upon consolidation of venture (refer to Note 5)	—	—	—	—	—	20,961	20,961
Contributions from noncontrolling interests	—	—	—	—	—	3,098	3,098
Change in noncontrolling interests	—	—	—	—	—	(23)	(23)
Balance as of December 31, 2023	$13	$607,623	$(196,441)	$359	$—	$22,286	$433,840

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(196,290)	$(36,311)	$62,671
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	1,740	44,998	(8,085)
Impairment of assets	—	14,476	679
Depreciation and amortization	4,572	4,910	6,487
Stock-based compensation	1,778	(11,806)	23,360
Amortization of discounts/premiums and deferred interest on loans, net	(959)	(6,859)	(14,481)
Deferred interest on loans received	4,517	8,725	27,526
Amortization of premium, discount and deferred financing costs and paid-in-kind interest on debt obligations, net	2,271	—	—
Earnings from equity method investments	(30,825)	(45,626)	(83,458)
Distributions from operations of other investments	21,793	26,317	29,896
Deferred operating lease income	140	431	(257)
Unrealized and realized (gains) losses on equity investments	171,394	—	(17,642)
Loss on early extinguishment of debt	2,090	—	—
Income from sales of real estate	—	(25,186)	(26,319)
Land development revenue (in excess of) cost of sales	(9,778)	1,688	(17,142)
Other operating activities, net	599	(2,492)	20,404
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	570	491	5,222
Changes in deferred expenses and other assets, net	(2,103)	2,506	1,647
Changes in accounts payable, accrued expenses and other liabilities	9,772	(3,620)	(1,974)
Cash flows used in operating activities	(18,719)	(27,358)	8,534
Cash flows from investing activities:
Originations and fundings of loans receivable and other lending investments, net	(6,388)	(6,740)	(75,250)
Capital expenditures on real estate assets	(997)	(676)	(677)
Capital expenditures on land and development assets	(13,057)	(21,807)	(23,929)
Repayments of and principal collections on loans receivable and other lending investments, net	31,757	129,109	270,393
Net proceeds from sales of loans receivable	37,650	75,921	122,609
Net proceeds from sales of other investments	—	12,819	111,429
Net proceeds from sales of real estate	—	39,567	127,348
Net proceeds from sales of land and development assets	68,964	59,946	182,723
Distributions from other investments	47,286	10,217	33,304
Contributions to and acquisition of interest in other investments	—	(81,737)	(71,183)
Cash, cash equivalents & restricted cash acquired upon consolidation of venture (refer to Note 5)	20,961	—	—
Other investing activities, net	(156)	19,444	(3,648)
Cash flows provided by investing activities	186,020	236,063	673,119
Cash flows from financing activities:
Net transactions with iStar Inc.	(290,077)	(218,280)	(675,934)
Borrowings from debt obligations	253,070	—	—
Repayments of debt obligations	(69,787)	—	—
Payment of deferred financing costs	(3,543)	—	—
Distributions to noncontrolling interests	(2,542)	—	(500)
Payments for debt prepayment or extinguishment costs	(1,182)	—	—
Other financing activities, net	—	(25)	—
Cash flows used in financing activities	(114,061)	(218,305)	(676,434)
Changes in cash, cash equivalents and restricted cash	53,240	(9,600)	5,219
Cash, cash equivalents and restricted cash at beginning of period	7,474	17,074	11,855
Cash, cash equivalents and restricted cash at end of period	$60,714	$7,474	$17,074

Star Holdings

Combined and Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Reconciliation of cash and cash equivalents and restricted cash presented on the combined and consolidated statements of cash flows
Cash and cash equivalents	$50,663	$4,227	$15,504
Restricted cash included in deferred expenses and other assets, net	10,051	3,247	1,570
Total cash and cash equivalents and restricted cash	$60,714	$7,474	$17,074
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,235	$42,042	$51,369
Supplemental disclosure of non-cash investing and financing activity:
Increase (decrease) in other investments and other assets upon contribution from iStar Inc.	$(74,704)	$7,846	$13,288
Settlement of debt obligations	115,000	—	—
Assumption of debt obligations from iStar Inc.	125,000	—	—
Fundings and (repayments) of loan receivables and loan participations, net	—	—	(42,501)
Origination of loan receivable	2,550	—	—
Paid-in-kind interest on debt obligations	1,701	—	—
Transfer of loan receivable to loan receivable held for sale	—	37,650	—
Non-cash proceeds from sale of land and development asset	—	—	1,200
Contributions from noncontrolling interests	—	—	794
Accounts payable for capital expenditures on land and development and real estate assets	951	828	—

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

The Company operates its business as one segment that focuses on realizing value for shareholders primarily by generating cash flows through active asset management and sales of its existing loans, operating properties and land and development properties. The Company’s short-term and long-term liquidity requirements include capital expenditures on its development projects, debt service, management fees and expense reimbursements payable to its Manager (refer to Note 7) and operating expenses, among others. The Company expects to meet its short-term liquidity requirements through any cash flows from operations, proceeds from asset sales, borrowings on the incremental facility under the Safe Credit Facility (refer to Note 9) and unrestricted cash. The Company expects to meet its long-term liquidity requirements through any cash flows from operations and proceeds from asset sales.

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

Note 2—Basis of Presentation and Principles of Combination and Consolidation

Basis of Presentation—The accompanying combined and consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The combined and consolidated financial statements of the Company prior to the Spin-off on March 31, 2023 represented a combination of entities under common control that have been “carved out” from iStar’s consolidated financial statements. Historically, financial statements of the Company have not been prepared as it was not operated separately from iStar. These combined and consolidated financial statements reflect the revenues and expenses of the Company and include certain assets and liabilities that were included in the Spin-Off, which have been reflected at iStar’s historical basis. All intercompany balances and transactions have been eliminated. The combined and consolidated financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what the financial position, results of operations and cash flows would have been had the Company operated as a standalone company during the periods presented.

These combined and consolidated financial statements include an allocation of general and administrative expenses and interest expense to the Company from iStar through the date of the Spin-Off. General and

Star Holdings

Notes to Combined and Consolidated Financial Statements

administrative expenses include certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock-based compensation, represent a pro rata allocation of costs from iStar’s real estate finance, operating properties, land and development and corporate business segments based on the Company’s average net assets for those segments as a percentage of iStar’s average net assets for those segments. Interest expense, net of amounts capitalized, was allocated to the Company by calculating the Company’s average net assets as a percentage of the average net assets in iStar’s segments and multiplying that percentage by the interest expense allocated to iStar’s segments. The Company believes the allocation methodology for general and administrative expenses and interest expense is reasonable. Accordingly, the general and administrative expense and interest expense allocations presented in our combined and consolidated statements of operations for historical periods does not necessarily reflect what our general and administrative expenses and interest expense will be as a standalone public company. For the years ended December 31, 2023, 2022 and 2021, the Company was allocated $14.1 million, $10.9 million and $46.3 million, respectively, of general and administrative expense and $8.0 million, $42.0 million and $51.4 million, respectively, of interest expense. For the years ended December 31, 2023, 2022 and 2021, the general and administrative expense allocation includes $1.8 million, ($11.8) million and $23.4 million, respectively, of stock-based compensation (refer to Note 3). Subsequent to the Spin-Off, the Company has its own general and administrative expense and interest expense as a stand-alone public company.

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of December 31, 2023. The following table presents the assets and liabilities of the Company’s consolidated VIEs included in the Company’s combined and consolidated financial statements as of December 31, 2023 and 2022 ($ in thousands):

	As of
	December 31, 2023	December 31, 2022
ASSETS
Real estate
Real estate, at cost	$94,682	$94,159
Less: accumulated depreciation	(21,349)	(18,033)
Real estate, net	73,333	76,126
Land and development, net	108,284	128,717
Cash and cash equivalents	31,479	3,754
Accrued interest and operating lease income receivable, net	24	—
Deferred operating lease income receivable, net	—	6
Deferred expenses and other assets, net	8,758	6,921
Total assets	$221,878	$215,524
LIABILITIES
Total liabilities	$23,600	$24,406

Star Holdings

Notes to Combined and Consolidated Financial Statements

Unconsolidated VIEs—The Company had investments in VIEs where it was not the primary beneficiary, and accordingly, the VIEs have not been consolidated in the Company’s combined and consolidated financial statements. As of December 31, 2022, the Company’s maximum exposure to loss from these investments did not exceed the sum of the $32.1 million carrying value of the investments, which are classified in "Other investments" on the Company’s combined and consolidated balance sheets.

Note 3—Summary of Significant Accounting Policies

Real estate and land and development—Real estate and land and development assets are recorded at cost less accumulated depreciation and amortization, as follows:

Capitalization and depreciation —Certain improvements and replacements are capitalized when they extend the useful life of the asset. For real estate projects, the Company begins to capitalize qualifying development and construction costs, including interest, real estate taxes, compensation and certain other carrying costs incurred which are specifically identifiable to a development project once activities necessary to get the asset ready for its intended use have commenced. If specific allocation of costs is not practicable, the Company will allocate costs based on relative fair value prior to construction or relative sales value, relative size or other methods as appropriate during construction. The Company’s policy for interest capitalization on qualifying real estate assets is to use the average amount of accumulated expenditures during the period the asset is being prepared for its intended use, which is typically when physical construction commences, and a capitalization rate which is derived from specific borrowings on the qualifying asset or the Company’s corporate borrowing rate in the absence of specific borrowings. The Company ceases capitalization on the portions substantially completed and ready for their intended use. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method of cost recovery over the estimated useful life, which is generally 40 years for facilities, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining useful life of the facility for facility improvements.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements

as the excess of the carrying amount of the property over the estimated fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of real estate assets and land and development assets, when applicable, are recorded in “Impairment of assets” in the Company’s combined and consolidated statements of operations.

Real estate available and held for sale —The Company reports real estate assets to be sold at the lower of their carrying amount or estimated fair value less costs to sell and classifies them as “Real estate available and held for sale” on the Company’s combined and consolidated balance sheets. If the estimated fair value less costs to sell is less than the carrying value, the difference will be recorded as an impairment charge. Impairment for real estate assets disposed of or classified as held for sale are included in “Impairment of assets” in the Company’s combined and consolidated statements of operations. Once a real estate asset is classified as held for sale, depreciation expense is no longer recorded.

The Company classifies its real estate assets as held for sale in the period in which all of the following conditions are met: (i) the Company commits to a plan and has the authority to sell the asset; (ii) the asset is available for sale in its current condition; (iii) the Company has initiated an active marketing plan to locate a buyer for the asset; (iv) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months; (v) the asset is being actively marketed for sale at a price that is reflective of its current fair value; and (vi) the Company does not anticipate changes to its plan to sell the asset. Assets held for sale may qualify as a discontinued operation if certain conditions exist.

If circumstances arise that were previously considered unlikely and, as a result the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used and included in “Real estate, net” on the Company’s combined and consolidated balance sheets. The Company measures and records a property that is reclassified as held and used at the lower of: (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used; or (ii) the estimated fair value at the date of the subsequent decision not to sell.

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

Loans receivable and other lending investments, net—Loans receivable and other lending investments, net includes both senior mortgages and subordinate mortgages and debt securities. Management considers nearly all of its loans to be held-for-investment, although certain investments may be classified as held-for-sale or available-for-sale.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements

The Company may acquire properties through foreclosure or by deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans. Based on the Company’s strategic plan to realize the maximum value from the collateral received, property is classified as “Land and development, net,” “Real estate, net” or “Real estate available and held for sale,” when the appropriate held for sale criteria are met, at its estimated fair value when title to the property is obtained. Any excess of the carrying value of the loan over the estimated fair value of the property (less costs to sell for assets held for sale) is charged-off against the allowance for loan losses as of the date of foreclosure.

Equity investments—Equity interests are accounted for pursuant to the equity method of accounting if the Company can significantly influence the operating and financial policies of an investee. The Company’s periodic share of earnings and losses in equity method investees is included in “Earnings from equity method investments” in the combined and consolidated statements of operations. Equity method investments are included in “Other investments” on the Company’s combined and consolidated balance sheets. The Company also has equity interests that are not accounted for pursuant to the equity method of accounting. These equity interests are carried at cost, plus or minus any changes in value identified through observable comparable price changes in transactions in identical or similar investments of the same entity. These investments are included in “Other investments” on the Company’s combined and consolidated balance sheets and the changes in fair value for these investments are included in “Unrealized and realized gains (losses) on equity investments” in the combined and consolidated statements of operations.

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

Cash and cash equivalents — Cash and cash equivalents include cash held in bank accounts. Prior to the Spin-Off, certain of the entities included in the Company’s combined and consolidated financial statements did not have bank accounts for the periods presented, and certain cash transactions for the Company were transacted through bank accounts owned by iStar. Cash and cash equivalents presented on the Company’s combined and consolidated balance sheets represents cash held in bank accounts directly attributable to the Company or cash held in bank accounts attributable to consolidated ventures (refer to Note 5). As of December 31, 2023, $14.1 million of cash attributable to a consolidated venture is recorded in “Cash and cash equivalents” on the Company’s combined and consolidated balance sheet.

Restricted cash — Restricted cash represents amounts required to be maintained for certain of the Company’s loans, real estate and land and development properties and also includes restricted cash attributable to consolidated ventures (refer to Note 5). Restricted cash is included in “Deferred expenses and other assets, net” on the Company’s combined and consolidated balance sheets.

Variable interest entities—The Company evaluates its investments and other contractual arrangements to determine if they constitute variable interests in a VIE. A VIE is an entity where a controlling financial interest is achieved through means other than voting rights. A VIE is consolidated by the primary beneficiary, which is the party that has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This overall consolidation assessment includes a review of, among other factors, which interests create or absorb variability, contractual terms, the key decision making powers, their impact on the VIE’s economic performance, and related party relationships. Where qualitative assessment is not conclusive, the Company performs a quantitative analysis. The Company reassesses its evaluation of the primary beneficiary of a VIE on an ongoing basis and assesses its evaluation of an entity as a VIE upon certain reconsideration events.

Deferred expenses and other assets / Accounts payable, accrued expenses and other liabilities—Deferred expenses and other assets include right-of-use operating lease assets, restricted cash, prepaid expenses, certain non-

Star Holdings

Notes to Combined and Consolidated Financial Statements

tenant receivables and leasing costs. Leasing costs that include brokerage, legal and other costs are amortized over the life of the respective leases and presented as an operating activity in the Company’s combined and consolidated statements of cash flows. Accounts payable, accrued expenses and other liabilities primarily includes unearned revenue, accrued expenses and operating lease liabilities.

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

Identified intangible assets and liabilities—Upon the acquisition of a business or an asset, the Company records intangible assets or liabilities acquired at their relative fair values and determines whether such intangible assets or liabilities have finite or indefinite lives. As of December 31, 2023, all such intangible assets and liabilities acquired by the Company have finite lives. Intangible assets are included in “Deferred expenses and other assets, net” and intangible liabilities are included in “Accounts payable, accrued expenses and other liabilities” on the Company’s combined and consolidated balance sheets. The Company amortizes finite lived intangible assets and liabilities based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets, when applicable, are recorded in “Impairment of assets” in the Company’s combined and consolidated statements of operations.

Revenue recognition—The Company’s revenue recognition policies are as follows:

Operating lease income: For the Company’s leases classified as operating leases, operating lease income is recognized on the straight-line method of accounting generally from the later of the date the lessee takes possession of the space or the space  is ready for its intended use. If the Company acquires a facility subject to an existing operating lease, the Company will recognize operating lease income on the straight-line method beginning on the date of acquisition. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease revenue recognized under this method and contractual lease payment terms is recorded as "Deferred operating lease income receivable, net" on the Company’s combined and consolidated balance sheets.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements

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

During the year ended December 31, 2021, the Company recorded $2.3 million of interest income on a mezzanine loan to an unconsolidated entity in which iStar owned a 50% equity interest.

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

Land development revenue and cost of sales: Land development revenue includes lot, unit and parcel sales from wholly-owned properties and is recognized for full profit recognition upon closing of the sale transactions, when the profit is determinable, the earnings process is virtually complete, the parties are bound by the terms of the contract, all consideration has been exchanged, any permanent financing for which the seller is responsible has been arranged and all conditions for closing have been performed. The Company primarily uses specific identification and the relative sales value method to allocate costs.

Allowance for loan losses—The Company performs quarterly a comprehensive analysis of its loan portfolio and assigns risk ratings that incorporate management’s current judgments about credit quality based on all known and relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower or tenant financial resources and investment collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans being risk rated, with ratings ranging from “1” to “5” with “1” representing the lowest risk of loss and “5” representing the highest risk of loss.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements

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

The Company made the accounting policy election to record accrued interest on its loan portfolio separate from its loans receivable and other lending investments and to exclude accrued interest from its amortized cost basis disclosures (refer to Note 6). As of December 31, 2023 and 2022, accrued interest was $0.2 million and $0.1 million, respectively, and is recorded in "Accrued interest and operating lease income receivable, net" on the Company’s combined and consolidated balance sheets. The Company places loans on non-accrual status once interest on the loan becomes 90 days delinquent and reverses any accrued interest as a reduction to interest income or recognizes a credit loss expense at such time. As such, the Company elected the practical expedient to not record an allowance against accrued interest receivable. During the years ended December 31, 2023, 2022 and 2021, the Company did not reverse any accrued interest on its loan portfolio.

As of December 31, 2023, the Company did not have any non-performing loans. Loans receivable held for sale are carried at the lower of amortized cost or estimated fair value. The Company generally uses the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In some cases, the Company obtains external “as is” appraisals for loan collateral, generally when third party participations exist. Valuations are performed or obtained at the time a loan is determined to be impaired or designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. In limited cases, appraised values may be discounted when real estate markets rapidly deteriorate.

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

Stock-based compensation— The Company does not have any stock-based compensation plans; however, prior to the Spin-Off, the Company has been allocated stock-based compensation expense from iStar, related to awards made to employees of iStar under its 2009 Long-Term Incentive Plan, for the years ended December 31, 2023, 2022 and 2021 (refer to Note 2).

iStar’s compensation cost for stock-based awards was measured on the grant date and adjusted over the period of the employees’ services to reflect: (i) estimated or actual forfeitures; and (ii) the outcome of awards with performance or service conditions through the requisite service period. iStar’s compensation cost for market-based awards was determined using a Monte Carlo model to simulate a range of possible future stock prices for iStar’s common stock, which is reflected in the grant date fair value. All compensation cost for market-based awards in which the service conditions are met is recognized regardless of whether the market-condition is satisfied. Compensation costs are recognized ratably over the applicable vesting/service period.

Income taxes—The Company is subject to U.S. federal and state income taxation at corporate rates on its net taxable income. The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the carrying amounts in accordance with GAAP and the tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. Deferred income taxes could also reflect the impact of net operating loss and tax credit carryforwards.

For the year ended December 31, 2023, the Company recorded a deferred income tax expense in the amount of $2.5 million related primarily to the net effect of net operating losses associated with a predecessor entity that did not carryover and unrealized losses on the Company’s equity investments and impairments. For the year ended December 31, 2023, the Company also recorded an offsetting income tax benefit of $2.5 million to decrease the valuation allowance to reflect the Company's deferred tax assets at their more likely than not net realizable value, which is zero as of December 31, 2023. During the year ended December 31, 2022, the Company did not record a provision for income taxes because the benefit of operating losses incurred was offset by an increase in the valuation allowance. During the year ended December 31, 2021, the Company recorded an income tax expense of $22.5 million. The income tax expense in 2021 resulted primarily from tax at statutory rates on the Company’s net taxable income. During the year ended December 31, 2023, the Company paid $0.1 million in taxes.

The Company’s reconciliation of the income tax expense (benefit) if computed at the U.S. federal statutory income tax rate to the Company’s reported income tax expense (benefit) for the years ended December 31, 2023, 2022 and 2021 is as follows ($ in thousands):

	Years Ended December 31,
	2023	2022	2021
Net income (loss) from operations before income taxes	$(196,290)	$(36,311)	$85,202
Statutory federal tax rate	21%	21%	21%
Income tax expense (benefit) at statutory rates	(41,221)	(7,625)	17,892
State income taxes, net of federal benefit	(12,825)	(1,718)	4,337
Tax effect of net losses reported on predecessor entities	22,631	—	—
State net operating loss limitations	1,137	(1,047)	449
Equity adjustments	—	(3,266)	(163)
Noncontrolling interests	(18)	(10)	19
Deferred intercompany transactions	408	—	—
Basis adjustments	32,370	—	—
State franchise and minimum taxes	—	—	(3)

Star Holdings

Notes to Combined and Consolidated Financial Statements

Valuation allowance	(2,482)	13,666	—
Income tax (benefit) expense	$—	$—	$22,531

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

The Company had the following deferred tax assets (liabilities) as of December 31, 2023 and 2022 ($ in thousands):

	As of December 31,
	2023	2022
Basis differences	$31,838	$41,598
Deferred expense	949	4,211
Depreciation	1,101	(2,613)
Net operating loss carryforwards(1)	9,832	50,386
Mark-to-market cost method investments	16,926	—
Capitalized expenses	5,044	—
Valuation allowance	(65,690)	(93,582)
Deferred tax asset, net	$—	$—
(1)	The net operating loss (“NOL”) carryforwards can generally be used to offset both ordinary taxable income and capital gain net income in future years and are carried forward indefinitely. The deduction for NOL’s is limited to 80% of taxable income when utilized.

Earnings per share—Basic earnings per share ("Basic EPS") for the Company’s common stock is computed by dividing net income allocable to common shareholders by the weighted average number of shares of common stock outstanding for the period, respectively. Diluted earnings per share ("Diluted EPS") is calculated similarly, however, it reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount. For all periods presented, the Company did not have any securities or other contracts that could be exercised or converted into common stock. For all periods presented prior to the Spin-Off, the weighted average shares outstanding for the Basic EPS calculation assumes the pro rata distribution of 0.153 common shares of the Company’s common stock for each outstanding share of iStar Common Stock on the record date of the distribution were issued and outstanding.

New Accounting Pronouncements—In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 requires a joint venture to initially measure all contributions received upon its formation at fair value and is effective for all joint venture entities with a formation date on or after January 1, 2025. ASU 2023-05 is to be applied on a prospective basis, while retrospective application can be elected for joint ventures formed before the effective date. The Company is currently evaluating ASU 2023-05 but does not expect this standard to have a material impact on its consolidated financial statements.

Star Holdings

Notes to Combined and Consolidated Financial Statements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires greater disaggregation of information in the rate reconciliation, income taxes paid disaggregated by jurisdiction and certain other amendments to improve income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating ASU 2023-09 but does not expect this standard to have a material impact on its consolidated financial statements.

Note 4—Real Estate

The Company’s real estate assets were comprised of the following ($ in thousands):

	As of
	December 31, 2023	December 31, 2022
Land, at cost	$5,570	$5,570
Buildings and improvements, at cost	91,911	89,023
Less: accumulated depreciation	(22,075)	(18,096)
Real estate, net	$75,406	$76,497

Dispositions — The Company did not sell any real estate during the year ended December 31, 2023. During the year ended December 31, 2022, the Company sold an operating property with a carrying value of $14.4 million and recognized gains of $25.2 million in “Income from sales of real estate” in the Company’s combined and consolidated statements of operations. During the year ended December 31, 2021, the Company sold a commercial operating property with a carrying value of $96.8 million and recognized gains of $25.6 million and sold residential operating properties and recognized gains of $0.7 million in “Income from sales of real estate” in the Company’s combined and consolidated statements of operations.

Impairments—The Company did not record any impairments during the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, the Company recorded aggregate impairments on real estate assets totaling $1.8 million and $0.6 million, respectively. During the year ended December 31, 2022, the Company recognized an aggregate impairment of $1.8 million on an operating property based on the expected cash flows to be received. During the year ended December 31, 2021, the Company recorded an impairment of $0.6 million on the sale of residential condominiums.

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes and are included in “Operating lease income” in the Company’s combined and consolidated statements of operations. Tenant reimbursements were $1.8 million, $3.1 million and $2.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Allowance for Doubtful Accounts—As of both December 31, 2023 and 2022, the allowance for doubtful accounts related to real estate tenant receivables was $0.1 million. These amounts are included in “Accrued interest and operating lease income receivable, net” on the Company’s combined and consolidated balance sheets.

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, in effect as of December 31, 2023, are as follows by year ($ in thousands):

Year	Amount
2024	$4,298
2025	4,290
2026	4,205
2027	1,570
2028	242
Thereafter	875

Star Holdings

Notes to Combined and Consolidated Financial Statements

Note 5—Land and Development

The Company’s land and development assets were comprised of the following ($ in thousands):

	As of
	December 31,	December 31,
	2023	2022
Land and land development, at cost	$193,360	$243,727
Less: accumulated depreciation	(11,966)	(11,713)
Total land and development, net	$181,394	$232,014

Dispositions—During the years ended December 31, 2023, 2022 and 2021, the Company sold land parcels and residential lots and units and recognized land development revenue of $72.4 million, $61.8 million and $189.1 million, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company recognized land development cost of sales of $62.7 million, $63.4 million and $172.0 million, respectively, from its land and development portfolio.

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

In December 2023, the Company transferred the ownership interests in a subsidiary land owner to a third-party venture (the “Venture”) for its development and construction of a multifamily project in Asbury Park, NJ (the “Project”). In connection with this transfer, the Company (i) provided the Venture with a $10.6 million mezzanine loan that was fully funded at closing and is secured by the ownership interests in the subsidiary land owner; and (ii) provided a completion and carry guaranty on the Venture’s $80.0 million senior construction mortgage loan (refer to Note 9) with a third-party lender in return for a fee. The Company is a non-member manager of the Venture and is entitled to certain fees, but otherwise has no expected member-related economics. Until the mezzanine loan is repaid and the guaranties are released, the Company controls all decision-making of the Venture. The Venture is responsible for the funding and performance of all development and construction activities and the Company is not obligated to provide any capital contributions to the Venture.  At closing, the third-party members provided $21.0 million in cash capital contributions to the Venture, exclusive of a $3.0 million deferred profits interest, which combined represent the total equity capitalization.

The Company determined that the Venture (and its consolidated subsidiaries developing the Project) is a VIE for which the Company is the primary beneficiary and thus consolidated it under ASC 810. As a result, for accounting purposes, the Project will be recorded on the Company’s combined and consolidated financial statements and the mezzanine loan will eliminate in consolidation. The $21.0 million in third-party cash capital contributions to the Venture represents noncontrolling interests in the Company’s combined and consolidated balance sheet. The Company expects this consolidation treatment to continue until the mezzanine loan is paid in full by the Venture and the Company’s senior loan guaranties are released by the lender.

Impairments—During the year ended December 31, 2022, the Company recorded an impairment of $12.7 million on a land and development asset due to a change in business strategy.

Star Holdings

Notes to Combined and Consolidated Financial Statements

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company’s loans receivable and other lending investments by class ($ in thousands):

	As of
	December 31, 2023	December 31, 2022
Construction loans
Senior mortgages	$—	$36,249
Subtotal - gross carrying value of construction loans	—	36,249
Loans
Senior mortgages	2,550	—
Subordinate mortgages	14,266	13,331
Subtotal - gross carrying value of loans	16,816	13,331
Other lending investments
Available-for-sale debt securities	4,579	—
Subtotal - other lending investments	4,579	—
Total gross carrying value of loans receivable and other lending investments	21,395	49,580
Allowance for loan losses	(497)	(925)
Total loans receivable and other lending investments, net	$20,898	$48,655

Star Holdings

Notes to Combined and Consolidated Financial Statements

Allowance for Loan Losses—Changes in the Company’s allowance for loan losses were as follows for the years ended December 31, 2023, 2022 and 2021 ($ in thousands):

	General Allowance
			Held to
	Construction		Maturity Debt	Specific
Year Ended December 31, 2023	Loans	Loans	Securities	Allowance	Total
Allowance for loan losses at beginning of period	$92	$437	$—	$396	$925
Provision for (recovery of) loan losses(1)	(92)	60	—	(396)	(428)
Allowance for loan losses at end of period	$—	$497	$—	$—	$497

Year Ended December 31, 2022
Allowance for loan losses at beginning of period	$1,213	$676	$2,304	$576	$4,769
Provision for (recovery of) loan losses(1)	(725)	(239)	—	46,034	45,070
Transfers	(396)	—	(2,304)	2,700	—
Charge-offs(1)	—	—	—	(48,914)	(48,914)
Allowance for loan losses at end of period	$92	$437	$—	$396	$925

Year Ended December 31, 2021
Allowance for loan losses at beginning of period	$6,541	$1,643	$3,093	$743	$12,020
Recovery of loan losses(1)	(5,328)	(967)	(789)	(167)	(7,251)
Allowance for loan losses at end of period	$1,213	$676	$2,304	$576	$4,769
(1)	During the year ended December 31, 2023, the Company recorded a provision for loan losses of $1.7 million in its combined and consolidated statements of operations. The provision in 2023 was due primarily to a $2.2 million provision on the sale of a loan held for sale, which was partially offset by a recovery of loan losses due to the repayment of loans during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recorded a provision for loan losses of $45.0 million in its combined and consolidated statements of operations. The provision in 2022 was due primarily to a $22.2 million specific provision on the Company’s held-to-maturity debt security, which was recorded at its repayment proceeds and a provision of $23.8 million on one loan prior to it being transferred to held for sale. During the year ended December 31, 2021, the Company recorded a recovery of loan losses of $8.1 million in its combined and consolidated statement of operations resulting from the repayment of loans during the period and an improving macroeconomic impact of the COVID-19 pandemic on commercial real estate markets, of which $1.0 million related to a provision for credit losses for unfunded loan commitments and is recorded as a reduction to "Accounts payable, accrued expenses and other liabilities".

The Company’s investment in loans and other lending investments and the associated allowance for loan losses were as follows ($ in thousands):

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment(1)	Impairment	Total
As of December 31, 2023
Loans	$—	$16,816	$16,816
Available-for-sale debt securities(2)	—	4,579	4,579
Less: Allowance for loan losses	—	(497)	(497)
Total	$—	$20,898	$20,898
As of December 31, 2022
Construction loans	$29,493	$6,756	$36,249
Loans	—	13,331	13,331
Less: Allowance for loan losses	(396)	(529)	(925)
Total	$29,097	$19,558	$48,655
(1)	The carrying value of this loan includes amortized fees of $0.1 million as of December 31, 2022. The Company’s loans individually evaluated for impairment represent loans on non-accrual status and the unamortized amounts associated with these loans are not currently being amortized into income.
(2)	Available-for-sale debt securities were evaluated for impairment under ASC 326-30 – Financial Instruments-Credit Losses.

Star Holdings

Notes to Combined and Consolidated Financial Statements

Credit Characteristics—As part of the Company’s process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. Risk ratings, which range from 1 (lower risk) to 5 (higher risk), are based on judgments which are inherently uncertain and there can be no assurance that actual performance will be similar to current expectation.

The Company’s amortized cost basis in performing senior mortgages and subordinate mortgages, presented by year of origination and by credit quality, as indicated by risk rating, was as follows as of December 31, 2023 ($ in thousands):

Year of Origination
	2023	2022	2021	2020	2019	Prior to 2019	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	2,550	—	—	—	—	—	2,550
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$2,550	$—	$—	$—	$—	$—	$2,550
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	14,266	14,266
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$14,266	$14,266
Total	$2,550	$—	$—	$—	$—	$14,266	$16,816

Star Holdings

Notes to Combined and Consolidated Financial Statements

The Company’s amortized cost basis in performing senior mortgages and subordinate mortgages, presented by year of origination and by credit quality, as indicated by risk rating, was as follows as of December 31, 2022 ($ in thousands):

Year of Origination
	2022	2021	2020	2019	2018	Prior to 2018	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	—	—
3.5	—	—	—	—	6,756	—	6,756
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal(1)	$—	$—	$—	$—	$6,756	$—	$6,756
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	13,331	13,331
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$13,331	$13,331
Total	$—	$—	$—	$—	$6,756	$13,331	$20,087
(1)	As of December 31, 2022, excludes $29.5 million for one loan on non-accrual status.

The Company’s amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

		Less Than	Greater
		or Equal	Than	Total
	Current	to 90 Days	90 Days	Past Due	Total
As of December 31, 2023
Senior mortgages	$2,550	$—	$—	$—	$2,550
Subordinate mortgages	14,266	—	—	—	14,266
Total	$16,816	$—	$—	$—	$16,816
As of December 31, 2022
Senior mortgages	$6,756	$29,493	$—	$29,493	$36,249
Subordinate mortgages	13,331	—	—	—	13,331
Total	$20,087	$29,493	$—	$29,493	$49,580

Impaired Loans—In the fourth quarter 2022, the Company classified a loan with a carrying value of $29.1 million as non-performing upon maturity default. The loan was repaid in full in March 2023.

Star Holdings

Notes to Combined and Consolidated Financial Statements

The Company’s impaired loans, presented by class, were as follows ($ in thousands):

	As of December 31, 2023			As of December 31, 2022
		Unpaid			Unpaid
	Amortized	Principal	Related	Amortized	Principal	Related
	Cost	Balance	Allowance	Cost	Balance	Allowance
With an allowance recorded:
Senior mortgages(1)	$—	$—	$—	$29,493	$29,358	$(396)
Total	$—	$—	$—	$29,493	$29,358	$(396)
(1)	The Company has one non-accrual loan as of December 31, 2022 that is considered impaired and included in the table above. The Company did not record any interest income on impaired loans for the years ended December 31, 2023, 2022 and 2021.

The Company’s average recorded investment in impaired loans and interest income recognized, presented by class, was as follows ($ in thousands):

	Years Ended December 31,
	2023		2022		2021
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Senior mortgages	$—	$—	$45,032	$—	$57,853	$—
Total	$—	$—	$45,032	$—	$57,853	$—

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

Other lending investments—Other lending investments includes the following securities ($ in thousands):

			Net		Net
		Amortized	Unrealized	Estimated	Carrying
	Face Value	Cost Basis	Gain (Loss)	Fair Value	Value
As of December 31, 2023
Available-for-sale securities
Municipal debt securities(1)	$4,220	$4,220	$359	$4,579	$4,579
Total	$4,220	$4,220	$359	$4,579	$4,579
(1)	In September 2023, the Company acquired two securities for $4.2 million. The securities both accrue interest at 7.0% and mature in July 2053. During the year ended December 31, 2022, the Company sold available-for-sale securities and recognized a gain of $2.9 million, which is recorded in “Other income” in the Company’s combined and consolidated statements of operations. During the year ended December 31, 2022, the Company received $75.0 million of repayments and recorded a $22.2 million provision in ‘Provision for (recovery of) loan losses” in its combined and consolidated statements of operations on a debt security.

Star Holdings

Notes to Combined and Consolidated Financial Statements

Note 7—Other Investments

The Company’s other investments and its proportionate share of earnings (losses) from equity investments were as follows ($ in thousands):

			Earnings from
	Carrying Value		Equity Method Investments
	as of		For the Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2023	2022	2021
Safehold Inc. ("Safe")(1)	$316,430	$554,733	$1,089	$33,261	$40,647
Other real estate and strategic equity investments(2)	21	32,405	29,736	12,365	42,811
Total	$316,451	$587,138	$30,825	$45,626	$83,458
(1)	As of December 31, 2023, the Company owned 13.5 million shares of Safe common stock which, based on the closing price of $23.40 on December 29, 2023, had a market value of $316.4 million. The Company does not have significant influence over Safe and accounts for its investment in Safe as an equity investment under ASC 321 – Investments – Equity Securities (“ASC 321”), which requires that the Company adjust its investment in Safe to fair value through income at each reporting period. As such, the Company recognized an unrealized loss on equity investments of $171.4 million in its combined and consolidated statements of operations for the year ended December 31, 2023. Prior to the Spin-Off, iStar accounted for its investment in Safe as an equity method investment under ASC 323 – Investments – Equity Method and Joint Ventures (“ASC 323”) due to its ability to exercise significant influence. Pursuant to ASC 323-10-40-1, an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. For the years ended December 31, 2022 and 2021, equity in earnings includes $0.3 million and $22.7 million, respectively, of dilution gains resulting from Safe equity offerings. As of December 31, 2022, the Company was allocated ownership of approximately 15.2 million shares of Safe common stock from iStar. The allocation was adjusted based upon the final terms of the Spin-Off on March 31, 2023, and the Company’s investment basis was reduced by approximately 1.8 million shares with a carrying value of approximately $65.6 million, which was adjusted against additional paid-in capital within equity.
(2)	During the year ended December 31, 2023, earnings from equity method investments was primarily from asset sales at the ventures. During the year ended December 31, 2022, one of the Company’s real estate equity investments closed on the sale of a multifamily property. The Company received a distribution of $15.9 million from the sale and recognized a gain of $11.5 million in “Earnings from equity method investments” in the Company’s combined and consolidated statements of operations. In April 2022, the Company exchanged its 50% equity interest with a carrying value of $4.4 million in a venture that owned a hotel property for land underlying the property with an in-place Ground Lease valued at $9.0 million and recorded a gain of $4.6 million in “Earnings from equity method investments” in the combined and consolidated statements of operations. Subsequently, the Company sold the Ground Lease on the land to Safe for $9.0 million and did not recognize any gain or loss on the sale. During the years ended December 31, 2021, the Company identified observable price changes in an equity security held by the Company as evidenced by orderly private issuances of similar securities by the same issuer. In accordance with ASC 321, the Company remeasured its equity investment at fair value and recognized aggregate mark-to-market gains during the year ended December 31, 2021 of $17.6 million, in “Unrealized and realized gains (losses) on equity investments” in the Company’s combined and consolidated statements of operations. The Company’s equity security was redeemed at its carrying value in the fourth quarter of 2021.

Safehold Inc.— Safe is a publicly-traded company that acquires, owns, manages, finances and capitalizes ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). As of December 31, 2023, the Company owned approximately 13.5 million shares, or 19.0%, of Safe’s outstanding common stock. The Company accounts for its investment in the Safe Shares as an equity investment due to the terms of the governance agreement described below.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements

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

The initial term of the Management Agreement will expire on the first anniversary of the date of the Management Agreement and will be automatically renewed for a one-year term each anniversary date thereafter unless previously terminated pursuant to the terms thereof. The Company will pay the manager fixed cash management fees of $25.0 million, $15.0 million, $10.0 million and $5.0 million, respectively, in each of the initial four annual terms of the Management Agreement and 2.0% of the gross book value of the Company’s assets excluding the Safe Shares for each annual term thereafter, and will reimburse the manager for third party expenses incurred in connection with its services. During the year ended December 31, 2023, the Company recorded $19.7 million of management fees to the Manager.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements

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

Safe Credit Facility—Refer to Note 9 for additional information on the Safe Credit Facility.

Other real estate and strategic equity investments— As of December 31, 2023, the Company’s other real estate equity investments include equity interests of 95% in real estate ventures comprised primarily of investments in two operating properties that have been sold and are in the process of liquidating. As of December 31, 2022, the Company’s other real estate equity investments include equity interests of 95% in real estate ventures comprised of investments in three operating properties.

Summarized investee financial information—The following table presents the investee level summarized financial information of the Company’s equity method investments ($ in thousands):

	As of December 31,			For the Years Ended December 31,
	2023	2022		2023	2022	2021
Balance Sheets			Income Statements
Total assets	$641	$5,942,105	Revenues	$86,894	$625,162	$883,259
Total liabilities	703	3,745,332	Expenses	(78,462)	(237,343)	(253,940)
Noncontrolling interests	—	23,067	Net income (loss) attributable to parent entities	47,673	378,557	629,085
Total equity (deficit) attributable to parent entities	(62)	2,173,706

During the years ended December 31, 2022 and 2021, Safe represented a significant subsidiary of the Company. For detailed financial information regarding Safe, please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov under the ticker symbol "SAFE" and are incorporated herein by reference.

Star Holdings

Notes to Combined and Consolidated Financial Statements

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):(1)

	As of
	December 31, 2023	December 31, 2022
Other assets(1)	$8,882	$9,471
Operating lease right-of-use assets(2)	1,380	1,860
Restricted cash	10,051	3,247
Other receivables	1,865	1,895
Leasing costs, net(3)	101	129
Intangible assets, net(4)	180	319
Deferred expenses and other assets, net	$22,459	$16,921
(1)	As of December 31, 2023 and 2022, other assets primarily includes prepaid expenses and deposits for certain real estate assets.
(2)	Right-of use lease assets initially equal the lease liability. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s combined and consolidated statements of operations. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $0.5 million, $0.7 million and $0.6 million, respectively, in “Real estate expense” in its combined and consolidated statements of operations relating to operating leases.
(3)	Accumulated amortization of leasing costs was $0.2 million and $0.1 million as of December 31, 2023 and 2022, respectively.
(4)	Intangible assets, net includes above market and in-place lease assets related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $0.2 million and $0.1 million as of December 31, 2023 and 2022, respectively. The amortization of above market leases decreased operating lease income in the Company’s combined and consolidated statements of operations by $0.1 million, $0.1 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. These intangible lease assets are amortized over the remaining term of the lease. The amortization expense for in-place leases was $0.1 million, $0.1 million and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are included in “Depreciation and amortization” in the Company’s combined and consolidated statements of operations. As of December 31, 2023, the weighted average remaining amortization period for the Company’s intangible assets was approximately 4.8 years.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):(1)

	As of
	December 31, 2023	December 31, 2022
Other liabilities(1)	$35,010	$26,235
Accrued expenses	5,914	4,861
Operating lease liabilities (see table above)	1,538	2,006
Accounts payable, accrued expenses and other liabilities	$42,462	$33,102
(1)	As of December 31, 2023, “Other liabilities” includes $20.1 million of deferred income, $7.2 million of management fees due Safe and $4.9 million of other payables related to real estate properties. As of December 31, 2022, "Other liabilities" includes $21.2 million of deferred income and $2.5 million of other payables related to real estate properties.

Star Holdings

Notes to Combined and Consolidated Financial Statements

Note 9—Debt Obligations, net

The Company’s debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated	Scheduled
	December 31, 2023	December 31, 2022	Interest Rates	Maturity Date
Debt obligations:
Safe Credit Facility	$115,000	$—	8.00%	March 2027
Margin Loan Facility(1)	81,914	—	SOFR plus 3.00%	March 2026
Total debt obligations	196,914	—
Debt discounts and deferred financing costs, net	(4,019)	—
Total debt obligations, net(2)	$192,895	$—
(1)	In December 2023, the Company elected to pay interest in kind (“PIK”) of $1.7 million which was added to the principal balance on the Margin Loan Facility. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which the Company makes a PIK election.
(2)	During the year ended December 31, 2023, the Company capitalized interest expense on qualifying real estate assets of $2.1 million.

Future Scheduled Maturities—As of December 31, 2023, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

2024	$—
2025	—
2026	81,914
2027	115,000
2028	—
Thereafter	—
Total principal maturities	196,914
Unamortized discounts and deferred financing costs, net	(4,019)
Total debt obligations, net	$192,895

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

During the year ended December 31, 2023, the Company incurred $7.2 million of interest expense gross of amounts capitalized on the Safe Credit Facility, which is included in “Interest expense – related party” in the Company’s combined and consolidated statements of operations.

Margin Loan Facility—On March 31, 2023, STAR Investment Holdings SPV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company ("STAR SPV"), as borrower, entered into a margin loan agreement providing for a three-year, $140.0 million senior secured margin loan facility (as amended from time to time, the "Margin Loan Facility"), with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. LLC, as calculation agent, and Morgan Stanley Bank, N.A., as initial lender. STAR SPV drew the full amount of the Margin Loan Facility on March 31, 2023 and directed that approximately $88.0 million of the proceeds be applied to redeem iStar’s senior unsecured notes due 2024, 2025 and 2026. The Company repaid $60.0 million principal amount of the Margin Loan

Star Holdings

Notes to Combined and Consolidated Financial Statements

Facility during the year ended December 31, 2023. The Margin Loan Facility is initially secured by a first priority pledge of the Safe Shares and has a maturity of March 31, 2026.

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

During the three months ended March 31, 2023, the Company assumed a $125.0 million loan payable to iStar. The loan had an interest rate of 8.0%. As a result, the Company recognized $2.5 million of interest expense during the year ended December 31, 2023. The loan was repaid during the three months ended March 31, 2023.

Senior Construction Mortgage Loan—In December 2023, the Venture (refer to Note 5) entered into an $80.0 million senior construction mortgage loan (the “Loan”). The Loan has a 3-year term with one 12-month extension option subject to a 1.0% fee. The Loan is interest only during the term and accrues interest at SOFR + 6.85% (with a SOFR floor of 3.65%) and features a 1.0% origination fee and a 1.85% exit fee, both on the total loan commitment. As of December 31, 2023, the Venture has not drawn any amount under the Loan.

Debt Covenants—The Safe Credit Facility requires that the Company comply with various covenants, including, without limitation, covenants restricting, subject to certain exceptions, indebtedness, liens, investments, mergers, asset sales and the payment of certain dividends. Additionally, the Safe Credit Facility includes customary representations and warranties as well as customary events of default, the occurrence of which, following any applicable grace period, would permit New Safe to, among other things, declare the principal, accrued interest and other obligations of the Company under the Safe Credit Facility to be immediately due and payable and foreclose on the collateral securing the Safe Credit Facility.

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

A subsidiary of the Company provided a completion and carry guaranty on the Loan and is required to maintain a minimum net worth and a minimum liquidity amount both prior to and after the completion of the Project while the Loan is outstanding.

Star Holdings

Notes to Combined and Consolidated Financial Statements

Note 10—Commitments and Contingencies

Commitments—Future minimum lease obligations under non-cancelable operating leases as of December 31, 2023 are as follows ($ in thousands):

2024	$486
2025	486
2026	486
2027	162
2028	—
Thereafter	—
Total undiscounted cash flows	1,620
Present value discount(1)	(82)
Lease liabilities	$1,538
(1)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at inception at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 3.0% and the weighted average remaining lease term is 3.3 years.

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

All of the Company’s real estate and assets collateralizing its loans receivable are located in the United States. As of December 31, 2023, the Company’s portfolio contains concentrations in the following property types: entertainment/leisure, land and development, hotel, condominium and retail and the Safe Shares.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements

Company to post additional collateral or prepay some or all of the outstanding borrowings under the Margin Loan Facility.

Note 12—Equity

Common Stock—On March 31, 2023, in connection with the Spin-Off,  iStar distributed 100% of the common shares of beneficial interest in the Company to holders of common stock of iStar ("iStar Common Stock") by way of a pro rata distribution of 0.153 common shares of the Company for each outstanding share of iStar Common Stock held on the record date of the distribution.  As of December 31, 2023, the Company has one class of common stock with 13,319,552 shares outstanding.

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

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) reflected in the Company’s shareholders’ equity is comprised of the Company’s unrealized gains or losses on the Company’s available-for-sale securities. The Company does not have any derivatives as of December 31, 2023.

Note 13—Earnings Per Share

The following table presents a reconciliation of net income (loss) used in the basic and diluted earnings per share (“EPS”) calculations ($ in thousands, except for per share data):

	For the Years Ended December 31,
	2023	2022	2021
Net income (loss)	$(196,290)	$(36,311)	$62,671
Net (income) from operations attributable to noncontrolling interests	(66)	(37)	74
Net income (loss) allocable to common shareholders	$(196,356)	$(36,348)	$62,745

	For the Years Ended December 31,
	2023	2022	2021
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) allocable to common shareholders	$(196,356)	$(36,348)	$62,745

Denominator for basic and diluted earnings per share:(1)
Weighted average common shares outstanding for basic and diluted earnings per common share	13,320	13,320	13,320

Basic and diluted earnings per common share:
Net income (loss) allocable to common shareholders	$(14.74)	$(2.73)	$4.71
(1)	For all periods presented prior to the Spin-Off, the weighted average shares outstanding for the EPS calculation assumes the pro rata distribution of 0.153 common shares of the Company’s common stock for each outstanding share of iStar Common Stock on the record date of the distribution were issued and outstanding.

Star Holdings

Notes to Combined and Consolidated Financial Statements

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

The following fair value hierarchy table summarizes the Company’s assets recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

	Fair Value Using
		Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2023
Recurring basis:
Available-for-sale debt securities(1)	$4,579	$—	$—	$4,579
Other investments (refer to Note 7)	316,430	316,430	—	—

As of December 31, 2022
Non-recurring basis:
Real estate, net(2)	$811	$—	$—	$811
Impaired land and development(3)	26,300	—	—	26,300
Loans receivable held for sale (refer to Note 6)	37,650	—	—	37,650
(1)	The fair value of the Company’s available-for-sale debt securities are based upon unadjusted third-party broker quotes and are classified as Level 3.
(2)	During the year ended December 31, 2022, the Company recorded a $1.8 million impairment on an operating property with an estimated fair value of $0.8 million. The estimated fair value is based on the cash flows expected to be received.
(3)	During the year ended December 31, 2022, the Company recorded a $12.7 million impairment on a land and development asset with an estimated fair value of $26.3 million. The estimated fair value is based on future cash flows expected to be received using a discount rate of 12.5%.

Star Holdings

Notes to Combined and Consolidated Financial Statements

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company’s combined and consolidated balance sheets for the years ended December 31, 2023 and 2022 ($ in thousands):

	2023	2022
Beginning balance	$—	$28,092
Purchases	4,220	—
Sales and repayments	—	(26,752)
Realized gain recorded in other income	—	2,897
Unrealized gain (loss) recorded in other comprehensive income (loss)	359	(4,237)
Ending balance	$4,579	$—

Fair values of financial instruments—The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of December 31, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Loans receivable and other lending investments, net(1)	$21	$17	$49	$46
Loans receivable held for sale(1)	—	—	38	38
Equity investment in Safe(2)	316	316	—	—
Cash and cash equivalents(3)	51	51	4	4
Restricted cash(3)	10	10	3	3

Liabilities
Debt obligations, net(1)	193	193	—	—
(1)	The fair value of the Company’s loans receivable and other lending investments, net, loans receivable held for sale and debt obligations, net are classified as Level 3 within the fair value hierarchy.
(2)	The fair value of the Company’s investment in approximately 13.5 million shares of Safe common stock is classified as Level 1 within the fair value hierarchy, and is included within “Other investments” on the Company’s combined and consolidated balance sheet.
(3)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values. As of December 31, 2023, $14.1 million of cash and cash equivalents was attributable to a consolidated venture (refer to Note 5). Restricted cash is recorded in “Deferred expenses and other assets, net” on the Company’s combined and consolidated balance sheet. The fair value of the Company’s cash and cash equivalents and restricted cash are classified as Level 1 within the fair value hierarchy.

Impaired real estate—If the Company determines a real estate asset available and held for sale is impaired, it records an impairment charge to adjust the asset to its estimated fair market value less costs to sell. Due to the nature of individual real estate properties, the Company generally uses a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the assets. This approach requires the Company to make judgments with respect to significant unobservable inputs, which may include discount rates, capitalization rates and the timing and amounts of estimated future cash flows. For income producing properties, cash flows generally include property revenues, operating costs and capital expenditures that are based on current observable market rates and estimates for market rate growth and occupancy levels. For other real estate, cash flows may include lot and unit sales that are based on current observable market rates and estimates for annual market rate growth, operating costs, costs of completion and the inventory sell out pricing and timing. The Company will also consider comparable market transactions, if available. In some cases, the Company obtains external “as is” appraisals for real estate assets and appraised values may be discounted when real estate markets rapidly deteriorate. The Company has determined that significant inputs used in its internal valuation models and appraisals fall within Level 3 of the fair value hierarchy. Additionally, in certain cases, if the Company is under contract to sell an asset, it will mark the asset to the contracted sales price less costs to sell. The Company considers this to be a Level 3 input under the fair value hierarchy.

Loans receivable and other lending investments, net—The Company estimates the fair value of its performing loans and other lending investments using a discounted cash flow methodology. This method discounts estimated future cash flows using rates management determines best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The Company determined that the significant inputs used to value its loans

Star Holdings

Notes to Combined and Consolidated Financial Statements

and other lending investments fall within Level 3 of the fair value hierarchy. For certain lending investments, the Company uses market quotes, to the extent they are available, that fall within Level 2 of the fair value hierarchy or broker quotes that fall within Level 3 of the fair value hierarchy.

The Company estimates the fair value of its non-performing loans, if any, using a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the collateral. This approach requires the Company to make judgments in respect to significant unobservable inputs, which may include discount rates, capitalization rates and the timing and amounts of estimated future cash flows. For income producing properties, cash flows generally include property revenues, operating costs and capital expenditures that are based on current observable market rates and estimates for market rate growth and occupancy levels. For other real estate, cash flows may include lot and unit sales that are based on current observable market rates and estimates for annual revenue growth, operating costs, costs of completion and the inventory sell out pricing and timing. The Company will also consider comparable market transactions, if available. In some cases, the Company obtains external “as is” appraisals for loan collateral, generally when third party participations exist, and appraised values may be discounted when real estate markets rapidly deteriorate. The Company has determined that significant inputs used in its internal valuation models and appraisals fall within Level 3 of the fair value hierarchy.

Debt obligations, net—For debt obligations, the Company determines fair value using a discounted cash flow methodology, whereby contractual cash flows are discounted at rates that management determines best reflect current market interest rates that would be charged for debt with similar characteristics and credit quality. The Company has determined that the inputs used to value its debt obligations under the discounted cash flow methodology fall within Level 3 of the fair value hierarchy.

Star Holdings

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2023

($ in thousands)

		Initial Cost to		Cost	Gross Amount Carried
		Company		Capitalized	at Close of Period						Depreciable
			Building and	Subsequent to		Building and		Accumulated		Date	Life
Description	Encumbrances	Land	Improvements	Acquisition(1)	Land	Improvements	Total	Depreciation		Acquired	(Years)

LAND:
California	$—	$28,464	$2,836	$(19,453)	$9,011	$2,836	$11,847	$2,949	(2)	2010	—
New Jersey	—	43,300	—	24,662	67,962	—	67,962	1,270	(2)	2009	—
New Jersey	—	3,992	—	(94)	3,898	—	3,898	—		2009	—
New Jersey	—	—	—	2,297	2,297	—	2,297	—		2023	—
New Jersey	—	111	5,954	3,033	3,144	5,954	9,098	—		2009	—
New York	—	58,900	—	(32,600)	26,300	—	26,300	—		2011	—
Virginia	—	70,001	—	1,957	71,958	—	71,958	7,747	(2)	2009	—
Subtotal	—	204,768	8,790	(20,198)	184,570	8,790	193,360	11,966

RETAIL:
Illinois	$—	$—	$336	$326	$—	$662	$662	$301		2010	40.0
Virginia	—	—	2,137	—	—	2,137	2,137	427		2009	40.0
Subtotal	—	—	2,473	326	—	2,799	2,799	728

HOTEL:
New Jersey	$—	$297	$18,299	$4,159	$297	$22,458	$22,755	$5,603		2019	40.0
New Jersey	—	120	6,548	23	120	6,571	6,691	744		2019	40.0
New Jersey	—	3,815	40,194	5,037	3,815	45,231	49,046	12,452		2016	40.0
Subtotal	—	4,232	65,041	9,219	4,232	74,260	78,492	18,799

ENTERTAINMENT:
New Jersey	$—	$750	$10,670	$875	$750	$11,545	$12,295	$1,921		2017	40.0
New York	—	588	3,144	163	588	3,307	3,895	627		2013	40.0
Subtotal	—	1,338	13,814	1,038	1,338	14,852	16,190	2,548

TOTAL (3)	$—	$210,338	$90,118	$(9,615)	$190,140	$100,701	$290,841	$34,041	(4)

(1)	Includes impairments and unit sales.
(2)	These properties have land improvements which have depreciable lives of 15 to 20 years.
(3)	The aggregate cost for Federal income tax purposes was approximately $0.5 billion at December 31, 2023.
(4)	Includes $12.0 million relating to accumulated depreciation for land and development assets as of December 31, 2023.

Star Holdings

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2023

($ in thousands)

The following table reconciles real estate from January 1, 2021 to December 31, 2023:

	2023	2022	2021
Balance at January 1	$338,320	$415,963	$	$ 660,896
Improvements and additions	13,638	21,430		24,691
Dispositions	(61,117)	(85,450)		(268,945)
Impairments	—	(13,623)		(679)
Balance at December 31	$290,841	$338,320		$415,963

The following table reconciles accumulated depreciation from January 1, 2021 to December 31, 2023:

	2023	2022	2021
Balance at January 1	$(29,808)	$(36,702)	$(32,643)
Additions	(4,453)	(4,555)	(5,086)
Dispositions	220	11,449	1,027
Balance at December 31	$(34,041)	$(29,808)	$(36,702)

Star Holdings

Schedule IV—Mortgage Loans on Real Estate

As of December 31, 2023

($ in thousands)

		Contractual	Contractual				Face	Carrying	Principal Amount of
		Interest	Interest	Effective	Periodic		Amount	Amount	Mortgages Subject to
	Underlying	Accrual	Payment	Maturity	Payment	Prior	of	of	Delinquent Principal
Type of Loan/Borrower	Property Type	Rates	Rates	Dates	Terms(1)	Liens	Mortgages	Mortgages(2)	or Interest
Senior Mortgages:
Borrower A	Land	Fixed: 8.00%	Fixed: 8.00%	March 2025	IO	—	$2,550	$2,550	$—

Subordinate Mortgages:
Borrower B	Hotel	Fixed: 6.80%	Fixed: 6.80%	September 2057	IO	—	14,266	14,266	—
							14,266	14,266	—
Total mortgages							$16,816	$16,816	$—
(1)	IO = Interest only.
(2)	The carrying amount of mortgages approximated the federal income tax basis.

Star Holdings

Schedule IV—Mortgage Loans on Real Estate (Continued)

As of December 31, 2023

($ in thousands)

Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans on Real Estate from January 1, 2021 to December 31, 2023:(1)

	2023	2022	2021
Balance at January 1	$86,834	$211,488	$496,553
Additions:
New mortgage loans	2,550	—	32,942
Additions under existing mortgage loans	2,167	6,482	20,958
Other(2)	811	4,233	7,455
Deductions(3):
Collections of principal	(73,775)	(111,112)	(304,053)
(Provision for) recovery of loan losses	(1,771)	(24,237)	166
Transfers to real estate and equity investments	—	—	(42,501)
Amortization of premium	—	(20)	(32)
Balance at December 31	$16,816	$86,834	$211,488
(1)	Balances represent the carrying value of loans, which are net of asset specific allowances.
(2)	Amount includes amortization of discount and deferred interest capitalized.
(3)	Amounts are presented net of charge-offs for the years ended December 31, 2023 and 2022.

Item 9.   Changes and Disagreements with Registered Public Accounting Firm on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures—The Company has established and maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. Both the Chief Executive Officer and the Chief Financial Officer are members of the disclosure committee.

Based upon their evaluation as of December 31, 2023, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.

Management’s Report on Internal Control Over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the disclosure committee and other members of management, including the Chief Executive Officer and Chief Financial Officer, management carried out its evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Controls Over Financial Reporting—There have been no changes during the last fiscal quarter in the Company’s internal controls identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance of the Registrant

Portions of the Company’s definitive proxy statement for the 2024 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 11.   Executive Compensation

Portions of the Company’s definitive proxy statement for the 2024 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Portions of the Company’s definitive proxy statement for the 2024 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 13.   Certain Relationships, Related Transactions and Director Independence

Portions of the Company’s definitive proxy statement for the 2024 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 14.   Principal Registered Public Accounting Firm Fees and Services

Portions of the Company’s definitive proxy statement for the 2024 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

INDEX TO EXHIBITS

Exhibit Number	Document Description
2.1

Separation and Distribution Agreement, dated as of March 31, 2023, by and between iStar Inc. and Star Holdings (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on March 31, 2023)

3.1	Amended and Restated Declaration of Trust of Star Holdings (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on March 31, 2023)
3.2	Amended and Restated Bylaws of Star Holdings (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on March 31, 2023)
4.1	Description of Capital Stock
10.1

Management Agreement, dated as of March 31, 2023, by and between Star Holdings and Safehold Management Services Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 31, 2023)

10.2	Governance Agreement, dated as of March 31, 2023, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 31, 2023)
10.3

Registration Rights Agreement, dated as of March 31, 2023, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 31, 2023)

10.4

Amended and Restated Credit Agreement, dated as of March 31, 2023, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 11, 2023)

10.5

First Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2023, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 6, 2023)

10.6

Margin Loan Agreement, dated as of March 31, 2023, by and among Star Investment Holdings SPV LLC, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc. and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on March 31, 2023)

10.7

Amendment No. 1 to Margin Loan Agreement, dated as of October 6, 2023, among Star Investment Holdings SPV LLC, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc. and Morgan Stanley & Co. LLC. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 6, 2023)

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on March 31, 2023)
21.1	Subsidiaries of the Company.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
97.0	Star Holdings Policy for Recovery of Erroneously Awarded Compensation
101**	Interactive data file
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934 and otherwise is not subject to liability under these sections.

Item 16.   Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Star Holdings.
Registrant
Date:	February 27, 2024	/s/ JAY SUGARMAN
Jay Sugarman
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2024	/s/ JAY SUGARMAN
Jay Sugarman
Chief Executive Officer

Date:	February 27, 2024	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial and accounting officer)

Date:	February 27, 2024	/s/ CLIFFORD DE SOUZA
Clifford De Souza
Director

Date:	February 27, 2024	/s/ RICHARD LIEB
Richard Lieb
Director

Date:	February 27, 2024	/s/ NINA MATIS
Nina Matis
Director