Form 10-Q
period 2024-06-30
Star Holdings
filed 2024-08-06
CIK 1953366

Consolidate

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2024
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

Large Accelerated Filer	Accelerated Filer	Non accelerated Filer	Smaller Reporting Company	Emerging Growth Company
☐	☐	☒	☐	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of August 5, 2024, there were 13,319,552 shares, $0.001 par value per share, of Star Holdings common stock outstanding.

PART I. COMBINED AND CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Star Holdings

Combined and Consolidated Balance Sheets

(In thousands, except per share data)(1)

(unaudited)

	As of
	June 30,	December 31,
	2024	2023
ASSETS
Real estate
Real estate, at cost	$97,907	$97,481
Less: accumulated depreciation	(23,863)	(22,075)
Real estate, net	74,044	75,406
Real estate available and held for sale	1,746	—
Total real estate	75,790	75,406
Land and development, net	160,829	181,394
Loans receivable and other lending investments, net ($512 and $497 of allowances as of June 30, 2024 and December 31, 2023, respectively)	30,681	20,898
Other investments	260,852	316,451
Cash and cash equivalents	48,277	50,663
Accrued interest and operating lease income receivable, net	624	929
Deferred operating lease income receivable, net	930	997
Deferred expenses and other assets, net	23,057	22,459
Total assets	$601,040	$669,197
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$47,076	$42,462
Debt obligations, net	197,209	192,895
Total liabilities	244,285	235,357
Commitments and contingencies (refer to Note 10)
Equity:
Star Holdings shareholders' equity:
Common Stock, $0.001 par value, 200,000 shares authorized, 13,320 and 13,320 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	13	13
Additional paid-in capital	607,623	607,623
Accumulated deficit	(272,537)	(196,441)
Accumulated other comprehensive income	216	359
Star Holdings shareholders' equity	335,315	411,554
Noncontrolling interests	21,440	22,286
Total equity	356,755	433,840
Total liabilities and equity	$601,040	$669,197
(1)	Refer to Note 2 for details on the Company’s combined and consolidated variable interest entities (“VIEs”).
(2)	As of June 30, 2024 and December 31, 2023, includes $4.8 million and $7.2 million, respectively, of management fees due to Safe (refer to Note 1).

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Operating lease income	$1,701	$1,610	$3,581	$3,310
Interest income	442	397	830	1,512
Other income(1)	12,707	11,655	19,259	16,062
Land development revenue	15,701	11,818	32,316	21,382
Total revenues	30,551	25,480	55,986	42,266
Costs and expenses:
Interest expense	1,725	2,609	3,433	12,708
Interest expense - related party	2,108	2,100	4,196	2,100
Real estate expense	12,178	12,395	23,954	21,989
Land development cost of sales	19,007	12,356	31,353	22,332
Depreciation and amortization	1,178	1,090	2,361	2,171
General and administrative(2)	4,586	7,552	11,979	21,650
Provision for (recovery of) loan losses	(2)	(69)	15	1,632
Other expense	8	315	63	602
Total costs and expenses	40,788	38,348	77,354	85,184
Unrealized and realized gains (losses) on equity investments	(17,715)	(76,268)	(55,578)	(166,932)
Income (loss) from operations before earnings from equity method investments and other items	(27,952)	(89,136)	(76,946)	(209,850)
Loss on early extinguishment of debt, net	—	(1,040)	—	(1,040)
Earnings from equity method investments	—	242	—	30,216
Net income (loss) from operations before income taxes	(27,952)	(89,934)	(76,946)	(180,674)
Income tax expense	—	—	(2)	—
Net income (loss)	(27,952)	(89,934)	(76,948)	(180,674)
Net (income) loss from operations attributable to noncontrolling interests	837	(27)	852	(2)
Net income (loss) allocable to common shareholders	$(27,115)	$(89,961)	$(76,096)	$(180,676)
Per common share data:
Net income (loss) allocable to common shareholders
Basic and diluted	$(2.04)	$(6.75)	$(5.71)	$(13.56)

Weighted average number of common shares:
Basic and diluted	13,320	13,320	13,320	13,320
(1)	For the three months ended June 30, 2024 and 2023, includes $6.4 million and $6.1 million, respectively, of revenues from hotel properties. For the six months ended June 30, 2024 and 2023, includes $8.4 million and $8.1 million, respectively, of revenues from hotel properties.
(2)	For the three months ended June 30, 2024 and 2023, includes $3.8 million and $7.2 million, respectively, of management fees incurred to related parties. For the six months ended June 30, 2024 and 2023, includes $10.0 million and $7.2 million, respectively, of management fees incurred to related parties.

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(27,952)	$(89,934)	$(76,948)	$(180,674)
Other comprehensive income:
Reclassification of losses on cash flow hedges into earnings upon realization(1)	—	—	—	5,933
Unrealized gains (losses) on available-for-sale securities	10	—	(143)	—
Unrealized gains (losses) on cash flow hedges	—	—	—	(6,922)
Other comprehensive income (loss)	10	—	(143)	(989)
Comprehensive income (loss)	(27,942)	(89,934)	(77,091)	(181,663)
Comprehensive (income) loss attributable to noncontrolling interests	837	(27)	852	(2)
Comprehensive income (loss) attributable to common shareholders	$(27,105)	$(89,961)	$(76,239)	$(181,665)
(1)	Reclassified to “Earnings from equity method investments” in the Company’s combined and consolidated statements of operations for the Company’ impact of designated cash flow hedges at Safe (refer to Note 7).

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

	Common	Additional		Accumulated
	Stock	Paid-In	Accumulated	Other Comprehensive	Net Parent	Noncontrolling	Total
	At Par	Capital	Deficit	Income (Loss)	Investment	Interests	Equity
Balance as of March 31, 2024	$13	$607,623	$(245,422)	$206	$—	$22,288	$384,708
Net income (loss)	—	—	(27,115)	—	—	(837)	(27,952)
Change in accumulated other comprehensive income (loss)	—	—	—	10	—	—	10
Distributions to noncontrolling interests	—	—	—	—	—	(9)	(9)
Change in noncontrolling interests	—	—	—	—	—	(2)	(2)
Balance as of June 30, 2024	$13	$607,623	$(272,537)	$216	$—	$21,440	$356,755

Balance as of March 31, 2023	$13	$607,623	$(90,800)	$—	$—	$3,799	$520,635
Net income (loss)	—	—	(89,961)	—	—	27	(89,934)
Change in noncontrolling interests	—	—	—	—	—	(23)	(23)
Balance as of June 30, 2023	$13	$607,623	$(180,761)	$—	$—	$3,803	$430,678

Balance as of December 31, 2023	$13	$607,623	$(196,441)	$359	$—	$22,286	$433,840
Net income (loss)	—	—	(76,096)	—	—	(852)	(76,948)
Change in accumulated other comprehensive income (loss)	—	—	—	(143)	—	—	(143)
Distributions to noncontrolling interests	—	—	—	—	—	(16)	(16)
Contributions from noncontrolling interests	—	—	—	—	—	27	27
Change in noncontrolling interests	—	—	—	—	—	(5)	(5)
Balance as of June 30, 2024	$13	$607,623	$(272,537)	$216	$—	$21,440	$356,755

Balance as of December 31, 2022	$—	$—	$—	$—	$971,543	$726	$972,269
Net income (loss)	—	—	(180,761)	—	85	2	(180,674)
Change in accumulated other comprehensive income (loss)	—	—	—	—	(989)	—	(989)
Common shares issued in conjunction with Spin-Off (refer to Note 1)	13	607,623	—	—	(607,636)	—	—
Contributions from noncontrolling interests	—	—	—	—	—	3,098	3,098
Stock-based compensation	—	—	—	—	1,778	—	1,778
Net transactions with iStar Inc.	—	—	—	—	(364,781)	—	(364,781)
Change in noncontrolling interests	—	—	—	—	—	(23)	(23)
Balance as of June 30, 2023	$13	$607,623	$(180,761)	$—	$—	$3,803	$430,678

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(76,948)	$(180,674)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	15	1,632
Depreciation and amortization	2,361	2,171
Stock-based compensation	—	1,778
Amortization of discounts/premiums and deferred interest on loans, net	(492)	(484)
Deferred interest on loans received	—	4,517
Amortization of premium, discount and deferred financing costs and paid-in-kind interest on debt obligations, net	3,899	215
Earnings from equity method investments	—	(30,216)
Distributions from operations of other investments	—	19,459
Deferred operating lease income	68	60
Unrealized and realized (gains) losses on equity investments	55,578	166,932
Loss on early extinguishment of debt	—	1,040
Land development revenue (in excess of) cost of sales	(963)	950
Other operating activities, net	(268)	292
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	168	756
Changes in deferred expenses and other assets, net	(1,764)	(3,452)
Changes in accounts payable, accrued expenses and other liabilities	(2,291)	10,368
Cash flows used in operating activities	(20,637)	(4,656)
Cash flows from investing activities:
Originations and fundings of loans receivable and other lending investments, net	(8,950)	(2,168)
Capital expenditures on real estate assets	(240)	(680)
Capital expenditures on land and development assets	(6,340)	(6,761)
Repayments of and principal collections on loans receivable and other lending investments, net	—	31,757
Net proceeds from sales of loans receivable	—	37,650
Net proceeds from sales of land and development assets	32,727	21,185
Distributions from other investments	—	47,165
Other investing activities, net	313	732
Cash flows provided by investing activities	17,510	128,880
Cash flows from financing activities:
Net transactions with iStar Inc.	—	(290,077)
Borrowings from debt obligations	—	253,070
Repayments of debt obligations	—	(35,000)
Payment of deferred financing costs	—	(1,262)
Other financing activities, net	—	(635)
Cash flows used in financing activities	—	(73,904)
Changes in cash, cash equivalents and restricted cash	(3,127)	50,320
Cash, cash equivalents and restricted cash at beginning of period	60,714	7,474
Cash, cash equivalents and restricted cash at end of period	$57,587	$57,794

Reconciliation of cash and cash equivalents and restricted cash presented on the combined and consolidated statements of cash flows
Cash and cash equivalents	$48,277	$54,944
Restricted cash included in deferred expenses and other assets, net	9,310	2,850
Total cash and cash equivalents and restricted cash	$57,587	$57,794

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

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

These combined and consolidated financial statements include an allocation of general and administrative expenses and interest expense to the Company from iStar through the date of the Spin-Off. General and administrative expenses include certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock-based compensation, represent a pro rata allocation of costs from iStar’s real estate finance, operating properties, land and development and corporate business segments based on the Company’s average net assets for those segments as a percentage of iStar’s average net assets for those segments. Interest expense, net of amounts capitalized, was allocated to the Company by calculating the Company’s average net assets as a percentage of the average net assets in iStar’s segments and multiplying that percentage by the interest expense allocated to iStar’s segments. The Company believes the allocation methodology for general and administrative expenses and interest expense is reasonable. Accordingly, the general and administrative expense and interest expense allocations presented in our combined and consolidated statements of operations for historical periods does not necessarily reflect what our general and administrative expenses and interest expense will be as a standalone public company. For the six months ended June 30, 2023, the Company was allocated $14.1 million of general and administrative expense and $8.0 million of interest expense. For the six months ended June 30, 2023, the general and administrative expense allocation includes $1.8 million of stock-based compensation. Subsequent to the Spin-Off, the Company has its own general and administrative expense and interest expense as a stand-alone public company.

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of June 30, 2024 and December 31, 2023. The following table presents the assets and liabilities of the Company’s consolidated VIEs as of June 30, 2024 and December 31, 2023 ($ in thousands):

	As of
	June 30, 2024	December 31, 2023
ASSETS
Real estate
Real estate, at cost	$95,108	$94,682
Less: accumulated depreciation	(23,045)	(21,349)
Real estate, net	72,063	73,333
Real estate available and held for sale	1,746	—
Total real estate	73,809	73,333
Land and development, net	89,096	108,284
Cash and cash equivalents	15,797	31,479
Accrued interest and operating lease income receivable, net	—	24
Deferred expenses and other assets, net	7,158	8,758
Total assets	$185,860	$221,878
LIABILITIES
Total liabilities	$31,007	$23,600

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves disclosures for reportable segments primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating ASU 2023-07 but does not expect this standard to have a material impact on its consolidated financial statements.

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

Note 4—Real Estate

The Company’s real estate assets were comprised of the following ($ in thousands):

	As of
	June 30, 2024	December 31, 2023
Land, at cost	$5,570	$5,570
Buildings and improvements, at cost	92,337	91,911
Less: accumulated depreciation	(23,863)	(22,075)
Real estate, net	74,044	75,406
Real estate available and held for sale (1)	1,746	—
Total real estate	$75,790	$75,406
(1)	During the six months ended June 30, 2024, the Company transferred $1.7 million of residential condominiums from land and development to real estate available and held for sale. The condominiums were sold in July 2024.

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant reimbursements were $0.4 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively. Tenant reimbursements were $0.8 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively. These amounts are included in “Operating lease income” in the Company’s combined and consolidated statements of operations.

Allowance for Doubtful Accounts—As of June 30, 2024 and December 31, 2023, the allowance for doubtful accounts related to real estate tenant receivables was $0.1 million and $0.1 million, respectively. These amounts are included in “Accrued interest and operating lease income receivable, net” on the Company’s combined and consolidated balance sheets.

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, in effect as of June 30, 2024, are as follows by year ($ in thousands):

Year	Amount
2024 (remaining six months)	$2,169
2025	4,310
2026	4,225
2027	1,578
2028	242
Thereafter	875

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 5—Land and Development

The Company’s land and development assets were comprised of the following ($ in thousands):

	As of
	June 30,	December 31,
	2024	2023
Land and land development, at cost	$173,221	$193,360
Less: accumulated depreciation	(12,392)	(11,966)
Total land and development, net	$160,829	$181,394

Dispositions—During the three months ended June 30, 2024 and 2023, the Company sold land parcels and residential lots and units and recognized land development revenue of $15.7 million and $11.8 million, respectively, and land development cost of sales of $19.0 million and $12.4 million, respectively, from its land and development portfolio. During the six months ended June 30, 2024 and 2023, the Company sold land parcels and residential lots and units and recognized land development revenue of $32.3 million and $21.4 million, respectively, and land development cost of sales of $31.4 million and $22.3 million, respectively, from its land and development portfolio.

In September 2023, the Company sold a land parcel to a third-party and provided the buyer with a loan to finance the acquisition. The buyer had the option to prepay the loan in full on or before a specified date, it would receive a discounted purchase price. At origination, the Company recorded the loan based on the discounted purchase price since collection of the discounted portion of the sale was undetermined. The buyer elected to not prepay the loan and receive the discounted purchase price and, as such, the Company recorded additional land development revenue during the six months ended June 30, 2024. The loan to the buyer is included in “Loans receivable and other lending investments, net” on the Company’s combined and consolidated balance sheets.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company’s loans receivable and other lending investments by class ($ in thousands): (1)

	As of
	June 30, 2024	December 31, 2023
Loans
Senior mortgages	$3,050	$2,550
Subordinate mortgages	14,757	14,266
Subtotal - gross carrying value of loans	17,807	16,816
Other lending investments
Available-for-sale debt securities	13,386	4,579
Subtotal - other lending investments	13,386	4,579
Total gross carrying value of loans receivable and other lending investments	31,193	21,395
Allowance for loan losses	(512)	(497)
Total loans receivable and other lending investments, net	$30,681	$20,898
(1)	As of June 30, 2024 and December 31, 2023, accrued interest was $0.4 million and $0.2 million, respectively, and is recorded in “Accrued interest and operating lease income receivable, net” on the Company’s combined and consolidated balance sheets. During the three and six months ended June 30, 2024 and 2023, the Company did not reverse any accrued interest on its loan portfolio.

Allowance for Loan Losses—Changes in the Company’s allowance for loan losses were as follows for the three months ended June 30, 2024 and 2023 ($ in thousands):

	General Allowance

	Construction		Specific
Three Months Ended June 30, 2024	Loans	Loans	Allowance	Total
Allowance for loan losses at beginning of period	$—	$514	$—	$514
Provision for (recovery of) loan losses(1)	—	(2)	—	(2)
Allowance for loan losses at end of period	$—	$512	$—	$512

Three Months Ended June 30, 2023
Allowance for loan losses at beginning of period	$78	$380	$—	$458
Provision for (recovery of) loan losses(1)	(78)	9	—	(69)
Allowance for loan losses at end of period	$—	$389	$—	$389
(1)	During the three months ended June 30, 2024 and 2023, the Company recorded a recovery of loan losses of $2 thousand and $0.1 million, respectively, in its combined and consolidated statements of operations. The recovery in 2024 was due primarily to an improving macroeconomic forecast since March 31, 2024. The recovery in 2023 was due primarily to the repayment of loans during the three months ended June 30, 2023.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Changes in the Company’s allowance for loan losses were as follows for the six months ended June 30, 2024 and 2023 ($ in thousands):

	General Allowance

	Construction		Specific
Six Months Ended June 30, 2024	Loans	Loans	Allowance	Total
Allowance for loan losses at beginning of period	$—	$497	$—	$497
Provision for (recovery of) loan losses(1)	—	15	—	15
Allowance for loan losses at end of period	$—	$512	$—	$512

Six Months Ended June 30, 2023
Allowance for loan losses at beginning of period	$92	$437	$396	$925
Provision for (recovery of) loan losses(1)	(92)	(48)	(396)	(536)
Allowance for loan losses at end of period	$—	$389	$—	$389
(1)	During the six months ended June 30, 2024 and 2023, the Company recorded a provision for loan losses of $15 thousand and $1.6 million, respectively, in its combined and consolidated statements of operations. The provision in 2024 was due primarily to a principal addition to a loan originated in September 2023 (refer to Note 5). The provision in 2023 was due primarily to a $2.2 million provision on the sale of a loan held for sale, which was partially offset by a recovery due to the repayment of loans during the six months ended June 30, 2023.

The Company’s investment in loans, all of which were collectively evaluated for impairment, and the associated allowance for loan losses were as follows as of June 30, 2024 and December 31, 2023 ($ in thousands):

As of June 30, 2024
Loans	$17,807
Less: Allowance for loan losses	(512)
Total	$17,295
As of December 31, 2023
Loans	$16,816
Less: Allowance for loan losses	(497)
Total	$16,319

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

The Company’s amortized cost basis in performing senior mortgage and subordinate mortgages, presented by year of origination and by credit quality, as indicated by risk rating, as of June 30, 2024 were as follows ($ in thousands):

Year of Origination
	2024	2023	2022	2021	2020	Prior to 2020	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	3,050	—	—	—	—	3,050
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$3,050	$—	$—	$—	$—	$3,050
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	14,757	14,757
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$14,757	$14,757
Total	$—	$3,050	$—	$—	$—	$14,757	$17,807

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

The Company’s amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

		Less Than	Greater
		or Equal	Than	Total
	Current	to 90 Days	90 Days	Past Due	Total
As of June 30, 2024
Senior mortgages	$3,050	$—	$—	$—	$3,050
Subordinate mortgages	14,757	—	—	—	14,757
Total	$17,807	$—	$—	$—	$17,807
As of December 31, 2023
Senior mortgages	$2,550	$—	$—	$—	$2,550
Subordinate mortgages	14,266	—	—	—	14,266
Total	$16,816	$—	$—	$—	$16,816

Other lending investments—Other lending investments includes the following securities ($ in thousands):

			Net		Net
		Amortized	Unrealized	Estimated	Carrying
	Face Value	Cost Basis	Gain (Loss)	Fair Value	Value
As of June 30, 2024
Available-for-sale securities
Municipal debt securities(1)	$13,170	$13,170	$216	$13,386	$13,386
Total	$13,170	$13,170	$216	$13,386	$13,386
As of December 31, 2023
Available-for-Sale Securities
Municipal debt securities(1)	$4,220	$4,220	$359	$4,579	$4,579
Total	$4,220	$4,220	$359	$4,579	$4,579

(1)	In September 2023, the Company acquired two securities for $4.2 million. In February 2024, the Company acquired one security for $0.8 million. In May 2024, the Company acquired three securities for $8.2 million.

As of June 30, 2024, the contractual maturities of the Company’s securities were as follows ($ in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Maturities
Within one year	$—	$—
After one year through 5 years	—	—
After 5 years through 10 years	—	—
After 10 years	13,170	13,386
Total	$13,170	$13,386

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments

The Company’s other investments and its proportionate share of earnings from equity investments were as follows ($ in thousands):

			Earnings from		Earnings from
	Carrying Value		Equity Method Investments		Equity Method Investments
	as of		For the Three Months Ended		For the Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2024	2023	2024	2023	2024	2023
Safehold Inc. ("Safe")(1)	$260,852	$316,430	$—	$—	$—	$1,089
Other real estate and strategic equity investments(2)	—	21	—	242	—	29,127
Total	$260,852	$316,451	$—	$242	$—	$30,216
(1)	As of June 30, 2024, the Company owned 13.5 million shares of Safe common stock which, based on the closing price of $19.29 on June 28, 2024, had a market value of $260.9 million. The Company does not have significant influence over Safe and accounts for its investment in Safe as an equity investment under ASC 321 – Investments – Equity Securities (“ASC 321”), which requires that the Company adjust its investment in Safe to fair value through income at each reporting period. As such, the Company recognized an “Unrealized loss on equity investment” of $17.7 million and $76.3 million, respectively, in its combined and consolidated statements of operations for the three months ended June 30, 2024 and 2023, respectively. The Company recognized an “Unrealized loss on equity investment” of $55.6 million and $166.9 million, respectively, in its combined and consolidated statements of operations for the six months ended June 30, 2024 and 2023, respectively. Prior to the Spin-Off, iStar accounted for its investment in Safe as an equity method investment under ASC 323 – Investments – Equity Method and Joint Ventures (“ASC 323”) due to its ability to exercise significant influence. Pursuant to ASC 323-10-40-1, an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. As of December 31, 2022, the Company was allocated ownership of approximately 15.2 million shares of Safe common stock from iStar. The allocation was adjusted based upon the final terms of the Spin-Off on March 31, 2023, and the Company’s investment basis was reduced by approximately 1.8 million shares with a carrying value of approximately $65.6 million, which was adjusted against additional paid-in capital within equity.
(2)	For the six months ended June 30, 2023, the Company recorded $29.1 million in earnings from equity method investments primarily from the sale of properties within its equity method investments.

Safehold Inc.—Safe is a publicly-traded company that acquires, owns, manages, finances and capitalizes ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). As of June 30, 2024, the Company owned approximately 13.5 million shares, or 18.9%, of Safe’s outstanding common stock. The Company accounts for its investment in the Safe Shares as an equity investment due to the terms of the governance agreement described below.

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

The Management Agreement has an annual term that automatically renews on March 31 of each year. The Company pays a fixed cash management fee and reimburses the Manager for third party expenses incurred in connection with its services. The Company paid the Manager management fees of $25.0 million for the term ended March 31, 2024. The annual fee declines to $15.0 million, $10.0 million and $5.0 million, respectively, in each of the following annual terms, and adjusts to 2.0% of the gross book value of the Company’s assets, excluding the Safe Shares, thereafter. During the three months ended June 30, 2024 and 2023, the Company recorded $3.8 million and $7.2 million, respectively, of management fees to the Manager. During the six months ended June 30, 2024 and 2023, the Company recorded $10.0 million and $7.2 million, respectively, of management fees to the Manager.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	June 30, 2024	December 31, 2023
Other assets(1)	$9,161	$8,882
Operating lease right-of-use assets(2)	1,154	1,380
Restricted cash	9,310	10,051
Other receivables	3,196	1,865
Leasing costs, net(3)	85	101
Intangible assets, net(4)	151	180
Deferred expenses and other assets, net	$23,057	$22,459
(1)	As of June 30, 2024 and December 31, 2023, other assets primarily includes prepaid expenses and deposits for certain real estate assets.
(2)	Right-of use lease assets initially equal the lease liability. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s combined and consolidated statements of operations. During the three months ended June 30, 2024 and 2023, the Company recognized $0.1 million and $0.1 million, respectively, in “Real estate expense” in its combined and consolidated statements of operations relating to operating leases. During the six months ended June 30, 2024 and 2023, the Company recognized $0.2 million and $0.2 million, respectively, in “Real estate expense” in its combined and consolidated statements of operations relating to operating leases.
(3)	Accumulated amortization of leasing costs was $0.2 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively.
(4)	Intangible assets, net includes above market and in-place lease assets related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $0.2 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively. These intangible lease assets are amortized over the remaining term of the lease. As of June 30, 2024, the weighted average remaining amortization period for the Company’s intangible assets was approximately 2.6 years.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2024	December 31, 2023
Other liabilities(1)	$34,455	$35,010
Accrued expenses	11,304	5,914
Operating lease liabilities (see table above)	1,317	1,538
Accounts payable, accrued expenses and other liabilities	$47,076	$42,462
(1)	As of June 30, 2024, “Other liabilities” includes $20.7 million of deferred income and liabilities, $4.8 million of management fees due Safe and $6.1 million of other payables related to real estate properties. As of December 31, 2023, “Other liabilities” includes $20.1 million of deferred income and liabilities, $7.2 million of management fees due Safe and $4.9 million of other payables related to real estate properties.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net

The Company’s debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated	Scheduled
	June 30, 2024	December 31, 2023	Interest Rates	Maturity Date
Debt obligations:
Safe Credit Facility	$115,000	$115,000	8.00%	March 2027
Margin Loan Facility(1)	85,504	81,914	SOFR plus 3.00%	March 2026
Total debt obligations	200,504	196,914
Debt discounts and deferred financing costs, net	(3,295)	(4,019)
Total debt obligations, net(2)	$197,209	$192,895
(2)	In June 2024 and March 2024, the Company elected to pay interest in kind (“PIK”) of $1.8 million and $1.8 million, respectively, which was added to the principal balance on the Margin Loan Facility at such time. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which the Company makes a PIK election.
(3)	During the three and six months ended June 30, 2024, the Company capitalized interest expense on qualifying real estate assets of $0.5 million and $1.0 million, respectively. During the three and six months ended June 30, 2023, the Company capitalized interest expense on qualifying real estate assets of $0.6 million and $1.0 million, respectively.

Future Scheduled Maturities—As of June 30, 2024, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

2024 (remaining six months)	$—
2025	—
2026	85,504
2027	115,000
2028	—
Thereafter	—
Total principal maturities	200,504
Unamortized discounts and deferred financing costs, net	(3,295)
Total debt obligations, net	$197,209

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

During the three and six months ended June 30, 2024, the Company incurred $2.4 million and $4.7 million, respectively, of interest expense gross of amounts capitalized on the Safe Credit Facility, which is included in “Interest expense – related party” in the Company’s combined and consolidated statements of operations. During both the three and six months ended June 30, 2023, the Company incurred $2.4 million of interest expense gross of amounts capitalized on

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

the Safe Credit Facility, which is included in “Interest expense – related party” in the Company’s combined and consolidated statements of operations.

Margin Loan Facility—On March 31, 2023, STAR Investment Holdings SPV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company ("STAR SPV"), as borrower, entered into a margin loan agreement providing for a three-year, $140.0 million senior secured margin loan facility (as amended from time to time, the "Margin Loan Facility"), with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. LLC, as calculation agent, and Morgan Stanley Bank, N.A., as initial lender. STAR SPV drew the full amount of the Margin Loan Facility on March 31, 2023 and directed that approximately $88.0 million of the proceeds be applied to redeem iStar’s senior unsecured notes due 2024, 2025 and 2026. The Company repaid $60.0 million principal amount of the Margin Loan Facility through June 30, 2024. The Margin Loan Facility is initially secured by a first priority pledge of the Safe Shares and has a maturity of March 31, 2026.

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

Senior Construction Mortgage Loan—In December 2023, the Venture (refer to Note 5) entered into an $80.0 million senior construction mortgage loan (the “Loan”). The Loan has a 3-year term with one 12-month extension option subject to a 1.0% fee. The Loan is interest only during the term and accrues interest at SOFR + 6.85% (with a SOFR floor of 3.65%) and features a 1.0% origination fee and a 1.85% exit fee, both on the total loan commitment. As of June 30, 2024, the Venture has not drawn any amount under the Loan.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Commitments and Contingencies

Commitments—Future minimum lease obligations under non-cancelable operating leases as of June 30, 2024 are as follows ($ in thousands):(1)

2024 (remaining six months)	$243
2025	486
2026	486
2027	162
2028	—
Thereafter	—
Total undiscounted cash flows	1,377
Present value discount(1)	(60)
Lease liabilities	$1,317
(1)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at inception at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 3.0% and the weighted average remaining lease term is 2.8 years.

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

All of the Company’s real estate and assets collateralizing its loans receivable are located in the United States. As of June 30, 2024, the Company’s portfolio contains concentrations in the following property types: entertainment/leisure, land and development, hotel, condominium and retail and the Safe Shares.

The Company underwrites the credit of prospective borrowers and tenants and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company’s loans and real estate assets are geographically diverse and the borrowers and tenants operate in a

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

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

Note 12—Equity

Common Stock—On March 31, 2023, in connection with the Spin-Off,  iStar distributed 100% of the common shares of beneficial interest in the Company to holders of common stock of iStar ("iStar Common Stock") by way of a pro rata distribution of 0.153 common shares of the Company for each outstanding share of iStar Common Stock held on the record date of the distribution.  As of June 30, 2024, the Company has one class of common stock with 13,319,552 shares outstanding.

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

Accumulated Other Comprehensive Income (Loss)— “Accumulated other comprehensive income (loss)” reflected in the Company’s shareholders’ equity is comprised of the Company’s share of unrealized gains or losses on cash flow hedges of its equity method investments and unrealized gains or losses on the Company’s available-for-sale securities. The Company does not have any derivatives as of June 30, 2024.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Earnings Per Share

The following table presents a reconciliation of income from operations used in the basic and diluted earnings per share (“EPS”) calculations ($ in thousands, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(27,952)	$(89,934)	$(76,948)	$(180,674)
Net (income) loss from operations attributable to noncontrolling interests	837	(27)	852	(2)
Net income (loss) allocable to common shareholders	$(27,115)	$(89,961)	$(76,096)	$(180,676)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) allocable to common shareholders	$(27,115)	$(89,961)	$(76,096)	$(180,676)

Denominator for basic and diluted earnings per share:(1)
Weighted average common shares outstanding for basic and diluted earnings per common share	13,320	13,320	13,320	13,320

Basic and diluted earnings per common share:
Net income (loss) allocable to common shareholders	$(2.04)	$(6.75)	$(5.71)	$(13.56)
(1)	For periods presented prior to the Spin-Off, the weighted average shares outstanding for the EPS calculation assumes the pro rata distribution of 0.153 common shares of the Company’s common stock for each outstanding share of iStar Common Stock on the record date of the distribution were issued and outstanding.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

The following fair value hierarchy table summarizes the Company’s assets recorded at fair value on a recurring or non-recurring basis by the above categories as of June 30, 2024 and December 31, 2023 ($ in thousands):

	Fair Value Using
		Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2024
Recurring basis:
Available-for-sale debt securities(1)	$13,386	$—	$—	$13,386
Other investments (refer to Note 7)	260,852	260,852	—	—

As of December 31, 2023
Non-recurring basis:
Available-for-sale debt securities(1)	$4,579	$—	$—	$4,579
Other investments (refer to Note 7)	316,430	316,430	—	—
(1)	The fair value of the Company’s available-for-sale debt securities are based upon unadjusted third-party broker quotes and are classified as Level 3.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company’s combined and consolidated balance sheets for the six months ended June 30, 2024 ($ in thousands):

Beginning balance	$4,579
Purchases	8,950
Unrealized gain (loss) recorded in other comprehensive income (loss)	(143)
Ending balance	$13,386

Fair values of financial instruments—The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of June 30, 2024		As of December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Loans receivable and other lending investments, net(1)	$31	$28	$21	$17
Equity investment in Safe(2)	261	261	316	316
Cash and cash equivalents(3)	48	48	51	51
Restricted cash(3)	9	9	10	10

Liabilities
Debt obligations, net(1)	197	201	193	193
(1)	The fair value of the Company’s loans receivable and other lending investments, net and debt obligations are classified as Level 3 within the fair value hierarchy.
(2)	The fair value of the Company’s investment in approximately 13.5 million shares of Safe common stock is classified as Level 1 within the fair value hierarchy, and is included within “Other investments” on the Company’s balance sheet.
(3)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values. Restricted cash is recorded in “Deferred expenses and other assets, net” on the Company’s balance sheet. The fair value of the Company’s cash and cash equivalents and restricted cash are classified as Level 1 within the fair value hierarchy.

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

Our Development Portfolio

Asbury Park Waterfront

We are the managing member in Asbury Partners, LLC, which is the joint venture that owns the Asbury Park Waterfront investment. The aggregate carrying value of the Asbury Park Waterfront investment was approximately $132.5 million as of June 30, 2024.

The Asbury Park Waterfront investment includes the following:

●	Asbury Ocean Club Surfside Resort and Residences: a 16-story mixed use project featuring 130 residential condominium units, a 54-key luxury boutique hotel, 24,000 square feet of retail space, 410 structured parking spaces and a 15,000 square foot gym and spa amenity area. The property was completed in 2019. The hotel is managed by a third party. As of June 30, 2024, two residential condominium units remain unsold.
●	The Asbury: a 110-key independent boutique hotel with indoor and outdoor event spaces, and a rooftop bar. The hotel was completed in 2016 and is managed by a third party.
●	Asbury Lanes: a 12,000 square foot music and entertainment venue. The venue was completed in 2018, is connected to The Asbury and managed by a third party.

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

Magnolia Green

Magnolia Green is an approximately 1,900 acre multi-generational master planned residential community that is entitled for 3,550 single and multifamily dwelling units and approximately 193 acres of land for commercial development. The community is located 19 miles southwest of Richmond, Virginia and offers distinct phases designed for people in different life stages, from first home buyers to empty nesters in single family and townhomes built by the area’s top homebuilders. The project is anchored by the Magnolia Green Golf Club, a semi-private 18-hole Nicklaus Design championship golf course with full-service clubhouse and driving range. There are also numerous community amenities, including the Aquatic Center, featuring multiple pools and a snack bar, Arbor Walk, featuring a junior Olympic competition pool, water slide and sports courts, the Tennis Center, featuring tennis and pickleball courts and a pro shop, and miles of paved trails. The aggregate carrying value of our Magnolia Green assets as of June 30, 2024 was $50.2 million.

As of June 30, 2024, 2,077 residential lots have been sold to homebuilders. We anticipate selling our remaining residential lots to homebuilders either upon completion of horizontal lot development or in bulk as unimproved lots over the next two years and it could take substantially longer. We anticipate selling the golf course operations to a third party upon completion of residential lot sellout. There can be no assurance, however, that these sales will be completed.

Our Monetizing Portfolio

As of June 30, 2024, we owned assets that we expect to monetize primarily through asset sales, loan repayments or active asset management. These assets included in our portfolio as of June 30, 2024 had an aggregate carrying value of approximately $84.6 million and were comprised primarily of loans, operating properties, land and other assets. Summarized information regarding these assets is set forth below.

Loans and other lending investments.   The loans and other lending investments included in our monetizing portfolio as of June 30, 2024 include two loans with an aggregate carrying value of $17.3 million and six available-for-sale debt securities with an aggregate carrying value of $13.4 million.

Land.   The land assets included in our portfolio as of June 30, 2024 include two assets with an aggregate carrying value of approximately $23.3 million. Our general strategy is to seek to sell the land assets to third party developers. In addition, we have another land asset related to a venture at Asbury Park with a carrying value of $27.3 million (refer to Note 5 to the combined and consolidated financial statements).

Other.   The remainder of the monetizing assets primarily consist of two short term leases that we have subleased to third parties, which had an aggregate carrying value of $3.4 million as of June 30, 2024, and a group of loans and equity interests that are recorded as having no carrying value in our financial statements. Our general strategy is to seek to sell the leased assets, although we may hold one or both leases until they expire. For the assets with no carrying value, we may seek to sell these assets but can give no assurance that we will recover any value from them.

Investment in Safe.   In addition to the assets described above, we also own the Safe Shares which had a fair value of $260.9 million based on the closing price of $19.29 as of June 28, 2024.

The Safe Shares collateralize our Margin Loan Facility and the net proceeds from the sale of any Safe Shares must be applied first to repay the Margin Loan Facility.

In the second half of 2023, we took certain steps intended to address declines in the market value of the Safe Shares. We paid down the outstanding balance of the Margin Loan Facility which has a principal balance of $85.5 million as of June 30, 2024. We also entered into amendments to the Margin Loan Facility and the Safe Credit Facility to, among other things, reduce the floor price of the Safe Shares that would trigger a mandatory prepayment in full of the Margin Loan Facility and enable us to access incremental borrowings under the Safe Credit Facility to replenish funds used to voluntarily prepay the Margin Loan Facility. Further declines in the market value of the Safe

Shares could require us to make additional prepayments of some or all of the outstanding borrowings under the Margin Loan Facility. Accessing incremental borrowings under the Safe Credit Facility will increase our interest expense because the interest rate on all borrowings increases to 10.0% per annum while incremental borrowings remain outstanding.

Results of Operations for the Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

	For the Three Months Ended
	June 30,
	2024	2023	$ Change

	(in thousands)
Operating lease income	$1,701	$1,610	$91
Interest income	442	397	45
Other income	12,707	11,655	1,052
Land development revenue	15,701	11,818	3,883
Total revenue	30,551	25,480	5,071
Interest expense	1,725	2,609	(884)
Interest expense - related party	2,108	2,100	8
Real estate expense	12,178	12,395	(217)
Land development cost of sales	19,007	12,356	6,651
Depreciation and amortization	1,178	1,090	88
General and administrative	4,586	7,552	(2,966)
Provision for (recovery of) loan losses	(2)	(69)	67
Other expense	8	315	(307)
Total costs and expenses	40,788	38,348	2,440
Unrealized loss on equity investment	(17,715)	(76,268)	58,553
Loss on early extinguishment of debt	—	(1,040)	1,040
Earnings from equity method investments	—	242	(242)
Net income (loss)	$(27,952)	$(89,934)	$61,982

Revenue—Operating lease income, which primarily includes income from commercial operating properties, increased to $1.7 million during the three months ended June 30, 2024 from $1.6 million for the same period in 2023. The increase was primarily due to an increase in percentage rent at certain of our properties.

Interest income was $0.4 million for both the three months ended June 30, 2024 and 2023. Our interest income is earned on our loans and available-for-sale securities.

Other income increased to $12.7 million during the three months ended June 30, 2024 from $11.7 million for the same period in 2023. Other income consists primarily of dividend income from our investment in Safe and income from our hotel properties and other operating properties, including Asbury Lanes and the Magnolia Green Golf Club. The increase was due primarily to an increase in revenues at our operating properties.

Land development revenue and cost of sales—During the three months ended June 30, 2024, we had a bulk sale at our Coney Island property and sold residential lots at our Magnolia Green property and recognized land development revenue of $15.7 million which had associated cost of sales of $19.0 million. During the three months ended June 30, 2023, we sold residential lots and units and recognized land development revenue of $11.8 million which had associated cost of sales of $12.4 million. The increase in 2024 was primarily due to the bulk sale at our Coney Island property, which was partially offset by a decrease in condominium sales at our Asbury Park property. As we execute future sales and have fewer remaining residential and development assets, we expect our land development revenue will decline. The timing and amount of such sales cannot be predicted with certainty.

Costs and expenses—For the three months ended June 30, 2024, we incurred $1.7 million of interest expense on our Margin Loan Facility, net of amounts capitalized. We elected to pay interest in kind ("PIK") on the Margin Loan Facility in respect of the $1.8 million interest payment payable for the second quarter of 2024. That amount was added to the principal balance of the loan. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which we make a PIK election. For the three months ended June 30, 2023, we incurred $2.5 million of interest expense on our Margin Loan Facility, net of amounts capitalized.

Interest expense - related party represents the interest cost on our Safe Credit Facility, net of amounts capitalized.

Real estate expense was $12.2 million during the three months ended June 30, 2024 and $12.4 million for the same period in 2023. Real estate expense primarily represents expenses at our hotel and retail operating properties and land properties. The decrease in 2024 was due primarily to a decrease in expenses at our Asbury Park and Magnolia Green properties.

Depreciation and amortization was $1.2 million during the three months ended June 30, 2024 and $1.1 million for the same period in 2023.

During the three months ended June 30, 2024, we incurred $4.6 million of general and administrative expense, primarily resulting from management fees to Safe and director fees. The annual management fee payable to our Manager under the Management Agreement declined from $25.0 million to $15.0 million for the second annual term of the Management Agreement which began on March 31, 2024. During the three months ended June 30, 2023, we incurred $7.6 million of general and administrative expense, primarily resulting from management fees to Safe and director fees.

The recovery of loan losses was $2 thousand for the three months ended June 30, 2024 as compared to a recovery of loan losses of $0.1 million for the same period in 2023. The recovery of loan losses for the three months ended June 30, 2024 resulted primarily from an improving economic forecast. The recovery of loan losses for the three months ended June 30, 2023 resulted primarily from the repayment of a loan during the quarter.

Other expense was $8 thousand during the three months ended June 30, 2024 and $0.3 million for the same period in 2023.

Unrealized gain (loss) on equity investment represents the unrealized loss on our Safe Shares. Subsequent to the Spin-Off, we account for our Safe Shares as an equity investment under ASC 321, which requires that we adjust our investment in the Safe Shares to fair value through income at each reporting period. The unrealized loss for the three months ended June 30, 2024 represents the difference between the fair value of our investment in the Safe Shares as of June 30, 2024 and March 31, 2024. The unrealized loss for the three months ended June 30, 2023 represents the difference between the fair value of our investment in the Safe Shares as of June 30, 2023 and March 31, 2023.

Loss on early extinguishment of debt, net—During the three months ended June 30, 2023, we incurred losses on early extinguishment of debt from the repayment of our Margin Loan Facility (refer to Note 9 to the consolidated financial statements).

Earnings from equity method investments—Earnings from equity method investments was $0.2 million for the three months ended June 30, 2023. During the three months ended June 30, 2023, we recognized $0.2 million of net aggregate income from our land and operating property ventures.

Results of Operations for the Six  Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

	For the Six Months Ended June 30,
	2024	2023	$ Change

	(in thousands)
Operating lease income	$3,581	$3,310	$271
Interest income	830	1,512	(682)
Other income	19,259	16,062	3,197
Land development revenue	32,316	21,382	10,934
Total revenue	55,986	42,266	13,720
Interest expense	3,433	12,708	(9,275)
Interest expense - related party	4,196	2,100	2,096
Real estate expense	23,954	21,989	1,965
Land development cost of sales	31,353	22,332	9,021
Depreciation and amortization	2,361	2,171	190
General and administrative	11,979	21,650	(9,671)
Provision for loan losses	15	1,632	(1,617)
Other expense	63	602	(539)
Total costs and expenses	77,354	85,184	(7,830)
Unrealized and realized gains (losses) on equity investments	(55,578)	(166,932)	111,354
Loss on early extinguishment of debt, net	—	(1,040)	1,040
Earnings from equity method investments	—	30,216	(30,216)
Income tax expense	(2)	—	(2)
Net income (loss)	$(76,948)	$(180,674)	$103,726

Revenue—Operating lease income, which primarily includes income from commercial operating properties, increased to $3.6 million during the six months ended June 30, 2024 from $3.3 million for the same period in 2023. The increase was primarily due to an increase in percentage rent at certain of our properties.

Interest income decreased to $0.8 million during the six months ended June 30, 2024 from $1.5 million for the same period in 2023. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans and other lending investments due to the repayment of loans.

Other income increased to $19.3 million during the six months ended June 30, 2024 from $16.1 million for the same period in 2023. Other income consists primarily of dividend income from our investment in Safe and income from our hotel properties and other operating properties, including Asbury Lanes and the Magnolia Green Golf Club. The increase was due primarily to an additional $2.4 million of dividend income from Safe for the six months ended June 30, 2024 as compared to the same period in 2023.

Land development revenue and cost of sales—During the six months ended June 30, 2024, we had bulk sales and sold residential lots and recognized land development revenue of $32.3 million which had associated cost of sales of $31.4 million. During the six months ended June 30, 2023, we sold residential lots and units and recognized land development revenue of $21.4 million which had associated cost of sales of $22.3 million. The increase in land development revenue in 2024 was due primarily to an increase in revenues from bulk sales at our Magnolia Green, Asbury and Coney Island properties. As we execute future sales and have fewer remaining residential and development assets, we expect our land development revenue will decline. The timing and amount of such sales cannot be predicted with certainty.

Costs and expenses—Prior to the Spin-Off, interest expense represented an allocation to us from iStar. Interest expense was allocated to us by calculating our average net assets by property type as a percentage of the average net assets of iStar's segments and multiplying that percentage by the interest expense allocated to each of iStar's segments (refer to Note 2 to the combined and consolidated financial statements). Subsequent to the Spin-Off, interest expense represents the interest cost on our Margin Loan Facility. For the six months ended June 30, 2024 and 2023, we incurred $3.4 million and $2.5 million, respectively, of interest expense on our Margin Loan Facility, net of amounts capitalized. We elected to pay interest in kind ("PIK") on the Margin Loan Facility in respect of the $1.8 million interest payments payable for each of the first and second quarters of 2024. These amounts were added to the principal balance of the loan. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which we make a PIK election. For the six months ended June 30, 2023, we were also allocated $8.0 million of interest expense and interest expense also included amounts payable to iStar.

Interest expense - related party represents the interest cost on our Safe Credit Facility, net of amounts capitalized.

Real estate expense was $24.0 million during the six months ended June 30, 2024 and $22.0 million for the same period in 2023. Real estate expense primarily represents expenses at our hotel and retail operating properties and land properties. The increase in 2024 was due primarily to an increase in expenses at our Asbury Park and Coney Island properties.

Depreciation and amortization was $2.4 million during the six months ended June 30, 2024 and $2.2 million for the same period in 2023.

Prior to the Spin-Off, general and administrative expense represented an allocation of costs, including performance-based compensation, to us from iStar. General and administrative expenses, including stock-based compensation, represented a pro rata allocation of costs from iStar's real estate finance, operating properties, land and development and corporate business segments based on our average net assets for those property types as a percentage of iStar's average net assets for those segments (refer to Note 2 to the combined and consolidated financial statements). Subsequent to the Spin-Off, general and administrative expense includes management fees to our Manager and other costs of operating as a public company. During the six months ended June 30, 2024, we incurred $12.0 million of general and administrative expense, primarily resulting from $10.0 million of management fees to Safe and director fees. The annual management fee payable to our Manager under the Management Agreement declined from $25.0 million to $15.0 million for the second annual term of the Management Agreement which began on March 31, 2024. During the six months ended June 30, 2023, we incurred $21.7 million of general and administrative expense, primarily resulting from management fees to Safe, audit and legal fees and a $14.1 million allocation from iStar.

The provision for loan losses was $15 thousand for the six months ended June 30, 2024 as compared to a provision for loan losses of $1.6 million for the same period in 2023. The provision for loan losses for the six months ended June 30, 2024 resulted primarily from the addition to a loan during the year (refer to Note 5 to the combined and consolidated financial statements). The provision for loan losses for the six months ended June 30, 2023 resulted primarily from the sale of a non-performing loan, which was partially offset by a reversal of Expected Loss allowances on loans that repaid in full in during 2023.

Other expense was $0.1 million during the six months ended June 30, 2024 and $0.6 million for the same period in 2023.

Unrealized loss on equity investment represents the unrealized loss on our Safe Shares. Subsequent to the Spin-Off, we account for our Safe Shares as an equity investment under ASC 321, which requires that we adjust our investment in the Safe Shares to fair value through income at each reporting period. The unrealized loss for the six months ended June 30, 2024 represents the difference between the fair value of our investment in the Safe Shares as of June 30, 2024 and December 31, 2023. The unrealized loss for the six months ended June 30, 2023 represents the difference between the fair value of our investment in the Safe Shares as of June 30, 2023 and iStar’s historical carrying amount of the Safe Shares at the time of the Spin-Off.

Loss on early extinguishment of debt, net—During the six months ended June 30, 2023, we incurred losses on early extinguishment of debt from the repayment of our Margin Loan Facility (refer to Note 9 to the consolidated financial statements).

Earnings from equity method investments—Earnings from equity method investments was $30.2 million for the six months ended June 30, 2023. During the six months ended June 30, 2023, we recognized $1.1 million of income from our historical equity method investment in Safe and $29.1 million of net aggregate income from our remaining equity method investments due to asset sales at the ventures.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including to pay interest and repay borrowings, develop our assets and maintain our operations, make distributions to our shareholders and meet other general business needs. We were formed in 2023 and we have not paid any dividends. We do not expect to pay regular dividends. We intend to make distributions of available cash from time to time, primarily dependent upon our ability to sell assets and the prices at which we sell our assets.

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

The following table outlines our cash flows used in operating activities, cash flows provided by investing activities and cash flows used in financing activities for the six months ended June 30, 2024 and 2023 ($ in thousands):

	For the Six Months Ended June 30,
	2024	2023
Cash flows used in operating activities	$(20,637)	$(4,656)
Cash flows provided by investing activities	17,510	128,880
Cash flows used in financing activities	—	(73,904)

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

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$279
-50 Basis Points	140
-10 Basis Points	28
Base Interest Rate	—
+10 Basis Points	(28)
+50 Basis Points	(140)
+100 Basis Points	(279)
(1)	As of June 30, 2024, we had $85.5 million principal amount of floating-rate debt obligations outstanding and $57.6 million of cash and cash equivalents and restricted cash.

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

Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended June 30, 2024.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 is formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Combined and Consolidated Balance Sheets (unaudited) as of June 30, 2024 and December 31, 2023, (ii) the Combined and Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2024 and 2023, (iii) the Combined and Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2024 and 2023, (iv) the Combined and Consolidated Statements of Changes in Equity (unaudited) for the three and six months ended June 30, 2024 and 2023, (v) the Combined and Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2024 and 2023 and (vi) the Notes to the Combined and Consolidated Financial Statements (unaudited).

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

Star Holdings Registrant

Date:	August 6, 2024	/s/ JAY SUGARMAN
Jay Sugarman
Chief Executive Officer (principal executive officer)

Star Holdings Registrant
Date:	August 6, 2024	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial and accounting officer)