Form 10-Q
period 2024-09-30
Star Holdings
filed 2024-11-05
CIK 1953366

Consolidate

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2024
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

As of November 4, 2024, there were 13,319,552 shares, $0.001 par value per share, of Star Holdings common stock outstanding.

PART I. COMBINED AND CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Star Holdings

Combined and Consolidated Balance Sheets

(In thousands, except per share data)(1)

(unaudited)

	As of
	September 30,	December 31,
	2024	2023
ASSETS
Real estate
Real estate, at cost	$98,087	$97,481
Less: accumulated depreciation	(24,565)	(22,075)
Real estate, net	73,522	75,406
Land and development, net	167,936	181,394
Loans receivable and other lending investments, net ($555 and $497 of allowances as of September 30, 2024 and December 31, 2023, respectively)	31,225	20,898
Other investments	354,699	316,451
Cash and cash equivalents	45,046	50,663
Accrued interest and operating lease income receivable, net	738	929
Deferred operating lease income receivable, net	879	997
Deferred expenses and other assets, net	22,492	22,459
Total assets	$696,537	$669,197
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$46,711	$42,462
Debt obligations, net	201,205	192,895
Total liabilities	247,916	235,357
Commitments and contingencies (refer to Note 10)
Equity:
Star Holdings shareholders' equity:
Common Stock, $0.001 par value, 200,000 shares authorized, 13,320 and 13,320 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	13	13
Additional paid-in capital	607,623	607,623
Accumulated deficit	(180,639)	(196,441)
Accumulated other comprehensive income	551	359
Star Holdings shareholders' equity	427,548	411,554
Noncontrolling interests	21,073	22,286
Total equity	448,621	433,840
Total liabilities and equity	$696,537	$669,197
(1)	Refer to Note 2 for details on the Company’s combined and consolidated variable interest entities (“VIEs”).
(2)	As of September 30, 2024 and December 31, 2023, includes $4.8 million and $7.2 million, respectively, of management fees and other payables due to Safe (refer to Note 1).

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Operating lease income	$1,632	$1,866	$5,214	$5,177
Interest income	548	244	1,378	1,755
Other income(1)	16,224	16,625	35,482	32,686
Land development revenue	6,146	24,836	38,462	46,219
Total revenues	24,550	43,571	80,536	85,837
Costs and expenses:
Interest expense	1,827	2,297	5,260	15,005
Interest expense - related party	2,181	2,100	6,377	4,200
Real estate expense	12,932	14,006	36,886	35,995
Land development cost of sales	8,093	17,761	39,446	40,093
Depreciation and amortization	986	1,125	3,347	3,295
General and administrative(2)	4,563	7,310	16,544	28,960
Provision for (recovery of) loan losses	43	95	58	1,727
Other expense	2	181	63	783
Total costs and expenses	30,627	44,875	107,981	130,058
Unrealized and realized gains (losses) on equity investments	93,847	(80,189)	38,269	(247,121)
Income from sales of real estate	3,699	—	3,699	—
Income (loss) from operations before earnings from equity method investments and other items	91,469	(81,493)	14,523	(291,342)
Loss on early extinguishment of debt, net	—	(482)	—	(1,523)
Earnings from equity method investments	—	217	—	30,433
Net income (loss) from operations before income taxes	91,469	(81,758)	14,523	(262,432)
Income tax expense	—	—	(2)	—
Net income (loss)	91,469	(81,758)	14,521	(262,432)
Net (income) loss from operations attributable to noncontrolling interests	429	(56)	1,281	(58)
Net income (loss) allocable to common shareholders	$91,898	$(81,814)	$15,802	$(262,490)
Per common share data:
Net income (loss) allocable to common shareholders
Basic and diluted	$6.90	$(6.14)	$1.19	$(19.71)

Weighted average number of common shares:
Basic and diluted	13,320	13,320	13,320	13,320
(1)	For the three months ended September 30, 2024 and 2023, includes $9.8 million and $9.9 million, respectively, of revenues from hotel properties. For the nine months ended September 30, 2024 and 2023, includes $18.2 million and $18.0 million, respectively, of revenues from hotel properties.
(2)	For the three months ended September 30, 2024 and 2023, includes $3.8 million and $6.3 million, respectively, of management fees incurred to related parties. For the nine months ended September 30, 2024 and 2023, includes $13.8 million and $13.5 million, respectively, of management fees incurred to related parties.

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$91,469	$(81,758)	$14,521	$(262,432)
Other comprehensive income:
Reclassification of losses on cash flow hedges into earnings upon realization(1)	—	—	—	5,933
Unrealized gains (losses) on available-for-sale securities	335	(139)	192	(139)
Unrealized gains (losses) on cash flow hedges	—	—	—	(6,922)
Other comprehensive income (loss)	335	(139)	192	(1,128)
Comprehensive income (loss)	91,804	(81,897)	14,713	(263,560)
Comprehensive (income) loss attributable to noncontrolling interests	429	(56)	1,281	(58)
Comprehensive income (loss) attributable to common shareholders	$92,233	$(81,953)	$15,994	$(263,618)
(1)	Reclassified to “Earnings from equity method investments” in the Company’s combined and consolidated statements of operations for the Company’ impact of designated cash flow hedges at Safe (refer to Note 7).

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

	Common	Additional		Accumulated
	Stock	Paid-In	Accumulated	Other Comprehensive	Net Parent	Noncontrolling	Total
	At Par	Capital	Deficit	Income (Loss)	Investment	Interests	Equity
Balance as of June 30, 2024	$13	$607,623	$(272,537)	$216	$—	$21,440	$356,755
Net income (loss)	—	—	91,898	—	—	(429)	91,469
Change in accumulated other comprehensive income (loss)	—	—	—	335	—	—	335
Distributions to noncontrolling interests	—	—	—	—	—	(23)	(23)
Change in noncontrolling interests	—	—	—	—	—	85	85
Balance as of September 30, 2024	$13	$607,623	$(180,639)	$551	$—	$21,073	$448,621

Balance as of June 30, 2023	$13	$607,623	$(180,761)	$—	$—	$3,803	$430,678
Net income (loss)	—	—	(81,814)	—	—	56	(81,758)
Change in accumulated other comprehensive income (loss)	—	—	—	(139)	—	—	(139)
Balance as of September 30, 2023	$13	$607,623	$(262,575)	$(139)	$—	$3,859	$348,781

Balance as of December 31, 2023	$13	$607,623	$(196,441)	$359	$—	$22,286	$433,840
Net income (loss)	—	—	15,802	—	—	(1,281)	14,521
Change in accumulated other comprehensive income (loss)	—	—	—	192	—	—	192
Distributions to noncontrolling interests	—	—	—	—	—	(39)	(39)
Contributions from noncontrolling interests	—	—	—	—	—	27	27
Change in noncontrolling interests	—	—	—	—	—	80	80
Balance as of September 30, 2024	$13	$607,623	$(180,639)	$551	$—	$21,073	$448,621

Balance as of December 31, 2022	$—	$—	$—	$—	$971,543	$726	$972,269
Net income (loss)	—	—	(262,575)	—	85	58	(262,432)
Change in accumulated other comprehensive income (loss)	—	—	—	(139)	(989)	—	(1,128)
Common shares issued in conjunction with Spin-Off (refer to Note 1)	13	607,623	—	—	(607,636)	—	—
Contributions from noncontrolling interests	—	—	—	—	—	3,098	3,098
Stock-based compensation	—	—	—	—	1,778	—	1,778
Net transactions with iStar Inc.	—	—	—	—	(364,781)	—	(364,781)
Change in noncontrolling interests	—	—	—	—	—	(23)	(23)
Balance as of September 30, 2023	$13	$607,623	$(262,575)	$(139)	$—	$3,859	$348,781

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$14,521	$(262,432)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	58	1,727
Depreciation and amortization	3,347	3,295
Stock-based compensation	—	1,778
Amortization of discounts/premiums and deferred interest on loans, net	(744)	(719)
Deferred interest on loans received	—	4,517
Amortization of premium, discount and deferred financing costs and paid-in-kind interest on debt obligations, net	5,766	408
Earnings from equity method investments	—	(30,433)
Distributions from operations of other investments	—	19,459
Deferred operating lease income	118	95
Unrealized and realized (gains) losses on equity investments	(38,269)	247,121
Loss on early extinguishment of debt	—	1,523
Income from sales of real estate	(3,699)	—
Land development revenue (in excess of) cost of sales	984	(6,126)
Other operating activities, net	(305)	489
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	41	723
Changes in deferred expenses and other assets, net	(1,236)	(3,258)
Changes in accounts payable, accrued expenses and other liabilities	(5,005)	8,858
Cash flows used in operating activities	(24,423)	(12,975)
Cash flows from investing activities:
Originations and fundings of loans receivable and other lending investments, net	(8,950)	(6,388)
Capital expenditures on real estate assets	(652)	(882)
Capital expenditures on land and development assets	(17,923)	(7,245)
Repayments of and principal collections on loans receivable and other lending investments, net	—	31,757
Net proceeds from sales of loans receivable	—	37,650
Net proceeds from sales of real estate	5,445	—
Net proceeds from sales of land and development assets	39,228	42,768
Distributions from other investments	—	47,411
Other investing activities, net	(683)	810
Cash flows provided by investing activities	16,465	145,881
Cash flows from financing activities:
Net transactions with iStar Inc.	—	(290,077)
Borrowings from debt obligations	1,783	253,070
Repayments of debt obligations	—	(50,000)
Payment of deferred financing costs	—	(1,262)
Other financing activities, net	—	(895)
Cash flows provided by (used in) financing activities	1,783	(89,164)
Changes in cash, cash equivalents and restricted cash	(6,175)	43,742
Cash, cash equivalents and restricted cash at beginning of period	60,714	7,474
Cash, cash equivalents and restricted cash at end of period	$54,539	$51,216

Reconciliation of cash and cash equivalents and restricted cash presented on the combined and consolidated statements of cash flows
Cash and cash equivalents	$45,046	$45,563
Restricted cash included in deferred expenses and other assets, net	9,493	5,653
Total cash and cash equivalents and restricted cash	$54,539	$51,216

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

These combined and consolidated financial statements include an allocation of general and administrative expenses and interest expense to the Company from iStar through the date of the Spin-Off. General and administrative expenses include certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock-based compensation, represent a pro rata allocation of costs from iStar’s real estate finance, operating properties, land and development and corporate business segments based on the Company’s average net assets for those segments as a percentage of iStar’s average net assets for those segments. Interest expense, net of amounts capitalized, was allocated to the Company by calculating the Company’s average net assets as a percentage of the average net assets in iStar’s segments and multiplying that percentage by the interest expense allocated to iStar’s segments. The Company believes the allocation methodology for general and administrative expenses and interest expense is reasonable. Accordingly, the general and administrative expense and interest expense allocations presented in our combined and consolidated statements of operations for historical periods does not necessarily reflect what our general and administrative expenses and interest expense will be as a standalone public company. For the nine months ended September 30, 2023, the Company was allocated $14.1 million of general and administrative expense and $8.0 million of interest expense. For the nine months ended September 30, 2023, the general and administrative expense allocation includes $1.8 million of stock-based compensation. Subsequent to the Spin-Off, the Company has its own general and administrative expense and interest expense as a stand-alone public company.

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of September 30, 2024 and December 31, 2023. The following table presents the assets and liabilities of the Company’s consolidated VIEs as of September 30, 2024 and December 31, 2023 ($ in thousands):

	As of
	September 30, 2024	December 31, 2023
ASSETS
Real estate
Real estate, at cost	$95,288	$94,682
Less: accumulated depreciation	(23,705)	(21,349)
Real estate, net	71,583	73,333
Land and development, net	102,494	108,284
Cash and cash equivalents	9,765	31,479
Accrued interest and operating lease income receivable, net	—	24
Deferred expenses and other assets, net	7,749	8,758
Total assets	$191,591	$221,878
LIABILITIES
Total liabilities	$34,563	$23,600

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

Note 4—Real Estate

The Company’s real estate assets were comprised of the following ($ in thousands):

	As of
	September 30, 2024	December 31, 2023
Land, at cost	$5,570	$5,570
Buildings and improvements, at cost	92,517	91,911
Less: accumulated depreciation	(24,565)	(22,075)
Real estate, net(1)	$73,522	$75,406
(1)	During the nine months ended September 30, 2024, the Company sold residential condominiums with a carrying value of $1.7 million that were transferred from land and development to real estate available and held for sale.

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant reimbursements were $0.4 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively. Tenant reimbursements were $1.2 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively. These amounts are included in “Operating lease income” in the Company’s combined and consolidated statements of operations.

Allowance for Doubtful Accounts—As of September 30, 2024 and December 31, 2023, the allowance for doubtful accounts related to real estate tenant receivables was $0.1 million and $0.1 million, respectively. These amounts are included in “Accrued interest and operating lease income receivable, net” on the Company’s combined and consolidated balance sheets.

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, in effect as of September 30, 2024, are as follows by year ($ in thousands):

Year	Amount
2024 (remaining three months)	$1,105
2025	4,387
2026	4,276
2027	1,578
2028	242
Thereafter	875

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 5—Land and Development

The Company’s land and development assets were comprised of the following ($ in thousands):

	As of
	September 30,	December 31,
	2024	2023
Land and land development, at cost	$180,540	$193,360
Less: accumulated depreciation	(12,604)	(11,966)
Total land and development, net	$167,936	$181,394

Dispositions—During the three months ended September 30, 2024 and 2023, the Company sold land parcels and residential lots and units and recognized land development revenue of $6.1 million and $24.8 million, respectively, and land development cost of sales of $8.1 million and $17.8 million, respectively, from its land and development portfolio. During the nine months ended September 30, 2024 and 2023, the Company sold land parcels and residential lots and units and recognized land development revenue of $38.5 million and $46.2 million, respectively, and land development cost of sales of $39.4 million and $40.1 million, respectively, from its land and development portfolio.

In September 2023, the Company sold a land parcel to a third-party and provided the buyer with a loan to finance the acquisition. The buyer had the option to prepay the loan in full on or before a specified date, it would receive a discounted purchase price. At origination, the Company recorded the loan based on the discounted purchase price since collection of the discounted portion of the sale was undetermined. The buyer elected to not prepay the loan and receive the discounted purchase price and, as such, the Company recorded additional land development revenue during the nine months ended September 30, 2024. The loan to the buyer is included in “Loans receivable and other lending investments, net” on the Company’s combined and consolidated balance sheets.

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

The Company determined that the Venture (and its consolidated subsidiaries developing the Project) is a VIE for which the Company is the primary beneficiary and thus consolidated it under ASC 810. As a result, for accounting purposes, the Project was recorded on the Company’s combined and consolidated financial statements and the mezzanine loan eliminates in consolidation. The $21.0 million in third-party cash capital contributions to the Venture represents noncontrolling interests in the Company’s combined and consolidated balance sheet. The Company expects this consolidation treatment to continue until the mezzanine loan is paid in full by the Venture and the Company’s senior loan guaranties are released by the lender.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company’s loans receivable and other lending investments by class ($ in thousands): (1)

	As of
	September 30, 2024	December 31, 2023
Loans
Senior mortgages	$3,050	$2,550
Subordinate mortgages	15,009	14,266
Subtotal - gross carrying value of loans	18,059	16,816
Other lending investments
Available-for-sale debt securities	13,721	4,579
Subtotal - other lending investments	13,721	4,579
Total gross carrying value of loans receivable and other lending investments	31,780	21,395
Allowance for loan losses	(555)	(497)
Total loans receivable and other lending investments, net	$31,225	$20,898
(1)	As of September 30, 2024 and December 31, 2023, accrued interest was $0.6 million and $0.2 million, respectively, and is recorded in “Accrued interest and operating lease income receivable, net” on the Company’s combined and consolidated balance sheets. During the three and nine months ended September 30, 2024 and 2023, the Company did not reverse any accrued interest on its loan portfolio.

Allowance for Loan Losses—Changes in the Company’s allowance for loan losses were as follows for the three months ended September 30, 2024 and 2023 ($ in thousands):

	General Allowance

	Construction		Specific
Three Months Ended September 30, 2024	Loans	Loans	Allowance	Total
Allowance for loan losses at beginning of period	$—	$512	$—	$512
Provision for (recovery of) loan losses(1)	—	43	—	43
Allowance for loan losses at end of period	$—	$555	$—	$555

Three Months Ended September 30, 2023
Allowance for loan losses at beginning of period	$—	$389	$—	$389
Provision for (recovery of) loan losses(1)	—	95	—	95
Allowance for loan losses at end of period	$—	$484	$—	$484
(1)	During the three months ended September 30, 2024 and 2023, the Company recorded a provision for loan losses of $43 thousand and $0.1 million, respectively, in its combined and consolidated statements of operations. The provision in 2024 was due primarily to a declining macroeconomic forecast since June 30, 2024. The provision in 2023 was due primarily to the origination of a new loan during the three months ended September 30, 2023.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Changes in the Company’s allowance for loan losses were as follows for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	General Allowance

	Construction		Specific
Nine Months Ended September 30, 2024	Loans	Loans	Allowance	Total
Allowance for loan losses at beginning of period	$—	$497	$—	$497
Provision for (recovery of) loan losses(1)	—	58	—	58
Allowance for loan losses at end of period	$—	$555	$—	$555

Nine Months Ended September 30, 2023
Allowance for loan losses at beginning of period	$92	$437	$396	$925
Provision for (recovery of) loan losses(1)	(92)	47	(396)	(441)
Allowance for loan losses at end of period	$—	$484	$—	$484
(1)	During the nine months ended September 30, 2024 and 2023, the Company recorded a provision for loan losses of $58 thousand and $1.7 million, respectively, in its combined and consolidated statements of operations. The provision in 2024 was due primarily to a principal addition to a loan originated in September 2023 (refer to Note 5). The provision in 2023 was due primarily to a $2.2 million provision on the sale of a loan held for sale, which was partially offset by a recovery due to the repayment of loans during the nine months ended September 30, 2023.

The Company’s investment in loans, all of which were collectively evaluated for impairment, and the associated allowance for loan losses were as follows as of September 30, 2024 and December 31, 2023 ($ in thousands):

As of September 30, 2024
Loans	$18,059
Less: Allowance for loan losses	(555)
Total	$17,504
As of December 31, 2023
Loans	$16,816
Less: Allowance for loan losses	(497)
Total	$16,319

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

The Company’s amortized cost basis in performing senior mortgage and subordinate mortgages, presented by year of origination and by credit quality, as indicated by risk rating, as of September 30, 2024 were as follows ($ in thousands):

Year of Origination
	2024	2023	2022	2021	2020	Prior to 2020	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	3,050	—	—	—	—	3,050
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$3,050	$—	$—	$—	$—	$3,050
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	15,009	15,009
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$15,009	$15,009
Total	$—	$3,050	$—	$—	$—	$15,009	$18,059

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

The Company’s amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

		Less Than	Greater
		or Equal	Than	Total
	Current	to 90 Days	90 Days	Past Due	Total
As of September 30, 2024
Senior mortgages	$3,050	$—	$—	$—	$3,050
Subordinate mortgages	15,009	—	—	—	15,009
Total	$18,059	$—	$—	$—	$18,059
As of December 31, 2023
Senior mortgages	$2,550	$—	$—	$—	$2,550
Subordinate mortgages	14,266	—	—	—	14,266
Total	$16,816	$—	$—	$—	$16,816

Other lending investments—Other lending investments includes the following securities ($ in thousands):

			Net		Net
		Amortized	Unrealized	Estimated	Carrying
	Face Value	Cost Basis	Gain (Loss)	Fair Value	Value
As of September 30, 2024
Available-for-sale securities
Municipal debt securities(1)	$13,170	$13,170	$551	$13,721	$13,721
Total	$13,170	$13,170	$551	$13,721	$13,721
As of December 31, 2023
Available-for-Sale Securities
Municipal debt securities(1)	$4,220	$4,220	$359	$4,579	$4,579
Total	$4,220	$4,220	$359	$4,579	$4,579

(1)	In September 2023, the Company acquired two securities for $4.2 million. In February 2024, the Company acquired one security for $0.8 million. In May 2024, the Company acquired three securities for $8.2 million.

As of September 30, 2024, the contractual maturities of the Company’s securities were as follows ($ in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Maturities
Within one year	$—	$—
After one year through 5 years	—	—
After 5 years through 10 years	—	—
After 10 years	13,170	13,721
Total	$13,170	$13,721

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments

The Company’s other investments and its proportionate share of earnings from equity investments were as follows ($ in thousands):

			Earnings from		Earnings from
	Carrying Value		Equity Method Investments		Equity Method Investments
	as of		For the Three Months Ended		For the Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2024	2023	2024	2023	2024	2023
Safehold Inc. ("Safe")(1)	$354,699	$316,430	$—	$—	$—	$1,089
Other real estate and strategic equity investments(2)	—	21	—	217	—	29,344
Total	$354,699	$316,451	$—	$217	$—	$30,433
(1)	As of September 30, 2024, the Company owned 13.5 million shares of Safe common stock which, based on the closing price of $26.23 on September 30, 2024, had a market value of $354.7 million. The Company does not have significant influence over Safe and accounts for its investment in Safe as an equity investment under ASC 321 – Investments – Equity Securities (“ASC 321”), which requires that the Company adjust its investment in Safe to fair value through income at each reporting period. As such, the Company recognized an “Unrealized gain (loss) on equity investment” of $93.8 million and ($80.2) million, respectively, in its combined and consolidated statements of operations for the three months ended September 30, 2024 and 2023, respectively. The Company recognized an “Unrealized gain (loss) on equity investment” of $38.2 million and ($247.1) million, respectively, in its combined and consolidated statements of operations for the nine months ended September 30, 2024 and 2023, respectively. Prior to the Spin-Off, iStar accounted for its investment in Safe as an equity method investment under ASC 323 – Investments – Equity Method and Joint Ventures (“ASC 323”) due to its ability to exercise significant influence. Pursuant to ASC 323-10-40-1, an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. As of December 31, 2022, the Company was allocated ownership of approximately 15.2 million shares of Safe common stock from iStar. The allocation was adjusted based upon the final terms of the Spin-Off on March 31, 2023, and the Company’s investment basis was reduced by approximately 1.8 million shares with a carrying value of approximately $65.6 million, which was adjusted against additional paid-in capital within equity.
(2)	For the nine months ended September 30, 2023, the Company recorded $29.3 million in earnings from equity method investments primarily from the sale of properties within its equity method investments.

Safehold Inc.—Safe is a publicly-traded company that acquires, owns, manages, finances and capitalizes ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). As of September 30, 2024, the Company owned approximately 13.5 million shares, or 18.9%, of Safe’s outstanding common stock. The Company accounts for its investment in the Safe Shares as an equity investment due to the terms of the governance agreement described below.

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

The Management Agreement has an annual term that automatically renews on March 31 of each year. The Company pays a fixed cash management fee and reimburses the Manager for third party expenses incurred in connection with its services. The Company paid the Manager management fees of $25.0 million for the term ended March 31, 2024. The annual fee declines to $15.0 million, $10.0 million and $5.0 million, respectively, in each of the following annual terms, and adjusts to 2.0% of the gross book value of the Company’s assets, excluding the Safe Shares, thereafter. During the three months ended September 30, 2024 and 2023, the Company recorded $3.8 million and $6.3 million, respectively, of management fees to the Manager. During the nine months ended September 30, 2024 and 2023, the Company recorded $13.8 million and $13.5 million, respectively, of management fees to the Manager.

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

The Company and its subsidiaries are prohibited from transferring at any time any Safe Shares held by the Company or its subsidiaries to any person who is known by the Company or its subsidiaries to be an “Activist” or “Company Competitor” (as such terms are defined in the Governance Agreement), or to any group that, to the knowledge of the Company or its subsidiaries, includes as “Activist” or “Company Competitor,” without first obtaining the Safe’s prior written consent.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2024	December 31, 2023
Other assets(1)	$8,451	$8,882
Operating lease right-of-use assets(2)	1,039	1,380
Restricted cash	9,493	10,051
Other receivables	3,294	1,865
Leasing costs, net(3)	77	101
Intangible assets, net(4)	138	180
Deferred expenses and other assets, net	$22,492	$22,459
(1)	As of September 30, 2024 and December 31, 2023, other assets primarily includes prepaid expenses and dividends receivable from Safe.
(2)	Right-of use lease assets initially equal the lease liability. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s combined and consolidated statements of operations. During the three months ended September 30, 2024 and 2023, the Company recognized $0.1 million and $0.1 million, respectively, in “Real estate expense” in its combined and consolidated statements of operations relating to operating leases. During the nine months ended September 30, 2024 and 2023, the Company recognized $0.4 million and $0.4 million, respectively, in “Real estate expense” in its combined and consolidated statements of operations relating to operating leases.
(3)	Accumulated amortization of leasing costs was $0.2 million and $0.2 million as of September 30, 2024 and December 31, 2023, respectively.
(4)	Intangible assets, net includes above market and in-place lease assets related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $0.2 million and $0.2 million as of September 30, 2024 and December 31, 2023, respectively. These intangible lease assets are amortized over the remaining term of the lease. As of September 30, 2024, the weighted average remaining amortization period for the Company’s intangible assets was approximately 2.4 years.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2024	December 31, 2023
Other liabilities(1)	$32,865	$35,010
Accrued expenses	12,640	5,914
Operating lease liabilities (see table above)	1,206	1,538
Accounts payable, accrued expenses and other liabilities	$46,711	$42,462
(1)	As of September 30, 2024, “Other liabilities” includes $20.6 million of deferred income and liabilities, $4.8 million of management fees and other payables due Safe and $5.4 million of other payables related to real estate properties. As of December 31, 2023, “Other liabilities” includes $20.1 million of deferred income and liabilities, $7.2 million of management fees due Safe and $4.9 million of other payables related to real estate properties.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net

The Company’s debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated	Scheduled
	September 30, 2024	December 31, 2023	Interest Rates	Maturity Date(1)
Debt obligations:
Safe Credit Facility	$115,000	$115,000	8.00%	March 2027
Margin Loan Facility(2)	87,420	81,914	SOFR plus 3.00%	March 2026
Senior Construction Mortgage Loan	1,783	—	SOFR plus 6.85%	December 2027
Total debt obligations	204,203	196,914
Debt discounts and deferred financing costs, net	(2,998)	(4,019)
Total debt obligations, net(3)	$201,205	$192,895
(1)	Represents the extended maturity date.
(2)	In September 2024, June 2024 and March 2024, the Company elected to pay interest in kind (“PIK”) of $1.9 million, $1.8 million and $1.8 million, respectively, which was added to the principal balance on the Margin Loan Facility at such time. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which the Company makes a PIK election.
(3)	During the three and nine months ended September 30, 2024, the Company capitalized interest expense on qualifying real estate assets of $0.4 million and $1.4 million, respectively. During the three and nine months ended September 30, 2023, the Company capitalized interest expense on qualifying real estate assets of $0.6 million and $1.6 million, respectively.

Future Scheduled Maturities—As of September 30, 2024, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

2024 (remaining three months)	$—
2025	—
2026	87,420
2027	116,783
2028	—
Thereafter	—
Total principal maturities	204,203
Unamortized discounts and deferred financing costs, net	(2,998)
Total debt obligations, net	$201,205

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

During the three and nine months ended September 30, 2024, the Company incurred $2.4 million and $7.2 million, respectively, of interest expense gross of amounts capitalized on the Safe Credit Facility, which is included in “Interest expense – related party” in the Company’s combined and consolidated statements of operations. During the three and nine

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

months ended September 30, 2023, the Company incurred $2.4 million and $4.8 million, respectively, of interest expense gross of amounts capitalized on the Safe Credit Facility, which is included in “Interest expense – related party” in the Company’s combined and consolidated statements of operations.

Margin Loan Facility—On March 31, 2023, STAR Investment Holdings SPV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company ("STAR SPV"), as borrower, entered into a margin loan agreement providing for a three-year, $140.0 million senior secured margin loan facility (as amended from time to time, the "Margin Loan Facility"), with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. LLC, as calculation agent, and Morgan Stanley Bank, N.A., as initial lender. STAR SPV drew the full amount of the Margin Loan Facility on March 31, 2023 and directed that approximately $88.0 million of the proceeds be applied to redeem iStar’s senior unsecured notes due 2024, 2025 and 2026. The Company repaid $60.0 million principal amount of the Margin Loan Facility through September 30, 2024. The Margin Loan Facility is secured by a first priority pledge of 12.9 million Safe Shares as of September 30, 2024 and has a maturity of March 31, 2026.

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

Senior Construction Mortgage Loan—In December 2023, the Venture (refer to Note 5) entered into an $80.0 million senior construction mortgage loan (the “Loan”). The Loan has a 3-year term with one 12-month extension option subject to a 1.0% fee. The Loan is interest only during the term and accrues interest at SOFR + 6.85% (with a SOFR floor of 3.65%) and features a 1.0% origination fee and a 1.85% exit fee, both on the total loan commitment. As of September 30, 2024, the Loan had an outstanding balance of $1.8 million.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Commitments and Contingencies

Commitments—Future minimum lease obligations under non-cancelable operating leases as of September 30, 2024 are as follows ($ in thousands):(1)

2024 (remaining three months)	$121
2025	486
2026	486
2027	162
2028	—
Thereafter	—
Total undiscounted cash flows	1,255
Present value discount(1)	(49)
Lease liabilities	$1,206
(1)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at inception at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 3.0% and the weighted average remaining lease term is 2.6 years.

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

All of the Company’s real estate and assets collateralizing its loans receivable are located in the United States. As of September 30, 2024, the Company’s portfolio contains concentrations in the following property types: entertainment/leisure, land and development, hotel, retail and the Safe Shares.

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

Note 12—Equity

Common Stock—On March 31, 2023, in connection with the Spin-Off,  iStar distributed 100% of the common shares of beneficial interest in the Company to holders of common stock of iStar ("iStar Common Stock") by way of a pro rata distribution of 0.153 common shares of the Company for each outstanding share of iStar Common Stock held on the record date of the distribution.  As of September 30, 2024, the Company has one class of common stock with 13,319,552 shares outstanding.

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

Accumulated Other Comprehensive Income (Loss)— “Accumulated other comprehensive income (loss)” reflected in the Company’s shareholders’ equity is comprised of the Company’s share of unrealized gains or losses on cash flow hedges of its equity method investments and unrealized gains or losses on the Company’s available-for-sale securities. The Company does not have any derivatives as of September 30, 2024.

Star Holdings

Notes to Combined and Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Earnings Per Share

The following table presents a reconciliation of income from operations used in the basic and diluted earnings per share (“EPS”) calculations ($ in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$91,469	$(81,758)	$14,521	$(262,432)
Net (income) loss from operations attributable to noncontrolling interests	429	(56)	1,281	(58)
Net income (loss) allocable to common shareholders	$91,898	$(81,814)	$15,802	$(262,490)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) allocable to common shareholders	$91,898	$(81,814)	$15,802	$(262,490)

Denominator for basic and diluted earnings per share:(1)
Weighted average common shares outstanding for basic and diluted earnings per common share	13,320	13,320	13,320	13,320

Basic and diluted earnings per common share:
Net income (loss) allocable to common shareholders	$6.90	$(6.14)	$1.19	$(19.71)
(1)	For periods presented prior to the Spin-Off, the weighted average shares outstanding for the EPS calculation assumes the pro rata distribution of 0.153 common shares of the Company’s common stock for each outstanding share of iStar Common Stock on the record date of the distribution were issued and outstanding.

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

The following fair value hierarchy table summarizes the Company’s assets recorded at fair value on a recurring or non-recurring basis by the above categories as of September 30, 2024 and December 31, 2023 ($ in thousands):

	Fair Value Using
		Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2024
Recurring basis:
Available-for-sale debt securities(1)	$13,721	$—	$—	$13,721
Other investments (refer to Note 7)	354,699	354,699	—	—

As of December 31, 2023
Non-recurring basis:
Available-for-sale debt securities(1)	$4,579	$—	$—	$4,579
Other investments (refer to Note 7)	316,430	316,430	—	—
(1)	The fair value of the Company’s available-for-sale debt securities are based upon unadjusted third-party broker quotes and are classified as Level 3.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company’s combined and consolidated balance sheets for the nine months ended September 30, 2024 ($ in thousands):

Beginning balance	$4,579
Purchases	8,950
Unrealized gain (loss) recorded in other comprehensive income (loss)	192
Ending balance	$13,721

Fair values of financial instruments—The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of September 30, 2024		As of December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Loans receivable and other lending investments, net(1)	$31	$29	$21	$17
Cash and cash equivalents(2)	45	45	51	51
Restricted cash(2)	9	9	10	10

Liabilities
Debt obligations, net(1)	201	206	193	193
(1)	The fair value of the Company’s loans receivable and other lending investments, net and debt obligations are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values. Restricted cash is recorded in “Deferred expenses and other assets, net” on the Company’s balance sheet. The fair value of the Company’s cash and cash equivalents and restricted cash are classified as Level 1 within the fair value hierarchy.

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

Our Development Portfolio

Asbury Park Waterfront

We are the managing member in Asbury Partners, LLC, which is the joint venture that owns the Asbury Park Waterfront investment. The aggregate carrying value of the Asbury Park Waterfront investment was approximately $132.6 million as of September 30, 2024.

The Asbury Park Waterfront investment includes the following:

●	Asbury Ocean Club Surfside Resort and Residences: a 16-story mixed use project featuring 130 residential condominium units, a 54-key luxury boutique hotel, 24,000 square feet of retail space, 410 structured parking spaces and a 15,000 square foot gym and spa amenity area. The property was completed in 2019. The hotel is managed by a third party. As of September 30, 2024, all residential condominium units have been sold.
●	The Asbury: a 110-key independent boutique hotel with indoor and outdoor event spaces, and a rooftop bar. The hotel was completed in 2016 and is managed by a third party.
●	Asbury Lanes: a 12,000 square foot music and entertainment venue. The venue was completed in 2018, is connected to The Asbury and managed by a third party.

Our current strategy for the Asbury Park Waterfront investment is to actively asset manage our operating assets, and strategically monetize the remaining development sites and our operating assets through sales to third party developers and operators while meeting our obligations under the redevelopment agreement with the city of Asbury Park.

Magnolia Green

Magnolia Green is an approximately 1,900 acre multi-generational master planned residential community that is entitled for 3,550 single and multifamily dwelling units and approximately 193 acres of land for commercial development. The community is located 19 miles southwest of Richmond, Virginia and offers distinct phases designed for people in different life stages, from first home buyers to empty nesters in single family and townhomes built by the area’s top homebuilders. The project is anchored by the Magnolia Green Golf Club, a semi-private 18-hole Nicklaus Design championship golf course with full-service clubhouse and driving range. There are also numerous community amenities, including the Aquatic Center, featuring multiple pools and a snack bar, Arbor Walk, featuring a junior Olympic competition pool, water slide and sports courts, the Tennis Center, featuring tennis and pickleball courts and a pro shop, and miles of paved trails. The aggregate carrying value of our Magnolia Green assets as of September 30, 2024 was $43.9 million.

As of September 30, 2024, 2,108 residential lots have been sold to homebuilders. We anticipate selling our remaining residential lots to homebuilders either upon completion of horizontal lot development or in bulk as unimproved lots over the next two years and it could take substantially longer. We anticipate selling the golf course operations to a third party upon completion of residential lot sellout. There can be no assurance, however, that these sales will be completed.

Our Monetizing Portfolio

As of September 30, 2024, we owned assets that we expect to monetize primarily through asset sales, loan repayments or active asset management. These assets included in our portfolio as of September 30, 2024 had an aggregate carrying value of approximately $96.1 million and were comprised primarily of loans, operating properties, land and other assets. Summarized information regarding these assets is set forth below.

Loans and other lending investments.   The loans and other lending investments included in our monetizing portfolio as of September 30, 2024 include two loans with an aggregate carrying value of $17.5 million and six available-for-sale debt securities with an aggregate carrying value of $13.7 million.

Land.   The land assets included in our portfolio as of September 30, 2024 include two assets with an aggregate carrying value of approximately $23.2 million. Our general strategy is to seek to sell the land assets to third party developers. In addition, another land asset at Asbury Park with a carrying value of $38.4 million is held by a venture to which we have provided a loan and certain credit support (refer to Note 5 to the combined and consolidated financial statements).

Other.   The remainder of the monetizing assets primarily consist of two short term leases that we have subleased to third parties, which had an aggregate carrying value of $3.3 million as of September 30, 2024, and a group of loans and equity interests that are recorded as having no carrying value in our financial statements. Our general strategy is to seek to sell the leased assets, although we may hold one or both leases until they expire. For the assets with no carrying value, we may seek to sell these assets but can give no assurance that we will recover any value from them.

Investment in Safe.   In addition to the assets described above, we also own the Safe Shares which had a fair value of $354.7 million based on the closing price of $26.23 as of September 30, 2024.

Our Margin Loan Facility is collateralized by 12.9 million Safe Shares as of September 30, 2024. The net proceeds from the sale of any Safe Shares must be applied in accordance with the terms of the Margin Loan Facility.

In the second half of 2023, we took certain steps intended to address declines that had occurred in the market value of the Safe Shares. We paid down the outstanding balance of the Margin Loan Facility which has a principal balance of $87.4 million as of September 30, 2024. We also entered into amendments to the Margin Loan Facility and the Safe Credit Facility to, among other things, reduce the floor price of the Safe Shares that would trigger a mandatory prepayment in full of the Margin Loan Facility and enable us to access incremental borrowings under the Safe Credit Facility to replenish funds used to voluntarily prepay the Margin Loan Facility. Future declines in the market value of the Safe Shares could require us to make additional prepayments of some or all of the outstanding borrowings under the Margin Loan Facility. Accessing incremental borrowings under the Safe Credit Facility will increase our interest expense because the interest rate on all borrowings increases to 10.0% per annum while incremental borrowings remain outstanding.

Results of Operations for the Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

	For the Three Months Ended
	September 30,
	2024	2023	$ Change

	(in thousands)
Operating lease income	$1,632	$1,866	$(234)
Interest income	548	244	304
Other income	16,224	16,625	(401)
Land development revenue	6,146	24,836	(18,690)
Total revenue	24,550	43,571	(19,021)
Interest expense	1,827	2,297	(470)
Interest expense - related party	2,181	2,100	81
Real estate expense	12,932	14,006	(1,074)
Land development cost of sales	8,093	17,761	(9,668)
Depreciation and amortization	986	1,125	(139)
General and administrative	4,563	7,310	(2,747)
Provision for (recovery of) loan losses	43	95	(52)
Other expense	2	181	(179)
Total costs and expenses	30,627	44,875	(14,248)
Unrealized loss on equity investment	93,847	(80,189)	174,036
Income from sales of real estate	3,699	—	3,699
Loss on early extinguishment of debt	—	(482)	482
Earnings from equity method investments	—	217	(217)
Net income (loss)	$91,469	$(81,758)	$173,227

Revenue—Operating lease income, which primarily includes income from commercial operating properties, decreased to $1.6 million during the three months ended September 30, 2024 from $1.9 million for the same period in 2023. The decrease was primarily due to a decrease in insurance recoveries at one of our properties.

Interest income increased to $0.5 million for the three months ended September 30, 2024 from $0.2 million for the same period in 2023. Our interest income is earned on our loans and available-for-sale securities.

Other income decreased to $16.2 million during the three months ended September 30, 2024 from $16.6 million for the same period in 2023. Other income consists primarily of dividend income from our investment in Safe and income from our hotel properties and other operating properties, including Asbury Lanes and the Magnolia Green Golf Club.

Land development revenue and cost of sales—During the three months ended September 30, 2024, we sold residential lots at our Magnolia Green property and recognized land development revenue of $6.1 million which had associated cost of sales of $8.1 million. During the three months ended September 30, 2023, we sold residential lots and units and recognized land development revenue of $24.8 million which had associated cost of sales of $17.8 million. The decrease in 2024 was primarily due to a decrease in bulk sales at our Asbury Park property, which was partially offset by an increase in sales at our Magnolia Green property. As we execute future sales and have fewer remaining residential and development assets, we expect our land development revenue will decline. The timing and amount of such sales cannot be predicted with certainty.

Costs and expenses—For the three months ended September 30, 2024, we incurred $1.8 million of interest expense on our Margin Loan Facility, net of amounts capitalized. We elected to pay interest in kind ("PIK") on the Margin Loan Facility in respect of the $1.9 million interest payment payable for the third quarter of 2024. That amount was added to the principal balance of the loan. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which we make a PIK election. For the three months ended September 30, 2023, we incurred $2.3 million of interest expense on our Margin Loan Facility, net of amounts capitalized. The decrease in expense in 2024 was the result of repayments on our Margin Loan Facility.

Interest expense - related party represents the interest cost on our Safe Credit Facility, net of amounts capitalized.

Real estate expense was $12.9 million during the three months ended September 30, 2024 and $14.0 million for the same period in 2023. Real estate expense primarily represents expenses at our hotel and retail operating properties and land properties. The decrease in 2024 was due primarily to a decrease in expenses at our Asbury Park properties.

Depreciation and amortization was $1.0 million during the three months ended September 30, 2024 and $1.1 million for the same period in 2023.

During the three months ended September 30, 2024, we incurred $4.6 million of general and administrative expense, primarily resulting from management fees to Safe and director fees. The annual management fee payable to our Manager under the Management Agreement declined from $25.0 million to $15.0 million for the second annual term of the Management Agreement which began on March 31, 2024. During the three months ended September 30, 2023, we incurred $7.3 million of general and administrative expense, primarily resulting from management fees to Safe and director fees.

The provision for loan losses was $43 thousand for the three months ended September 30, 2024 as compared to a provision for loan losses of $0.1 million for the same period in 2023. The provision for loan losses for the three months ended September 30, 2024 resulted primarily from a declining economic forecast. The provision for loan losses for the three months ended September 30, 2023 resulted primarily from the origination of a new loan during the quarter.

Other expense was $2 thousand during the three months ended September 30, 2024 and $0.2 million for the same period in 2023.

Unrealized gain (loss) on equity investment represents the unrealized loss on our Safe Shares. Subsequent to the Spin-Off, we account for our Safe Shares as an equity investment under ASC 321, which requires that we adjust our investment in the Safe Shares to fair value through income at each reporting period. The unrealized gain for the three months ended September 30, 2024 represents the difference between the fair value of our investment in the Safe Shares as of September 30, 2024 and June 30, 2024. The unrealized loss for the three months ended September 30, 2023 represents the difference between the fair value of our investment in the Safe Shares as of September 30, 2023 and June 30, 2023.

During the three months ended September 30, 2024, we sold residential condominiums and recognized income from sales of real estate of $3.7 million.

Loss on early extinguishment of debt, net—During the three months ended September 30, 2023, we incurred losses on early extinguishment of debt from the repayment of our Margin Loan Facility (refer to Note 9 to the consolidated financial statements).

Earnings from equity method investments—Earnings from equity method investments was $0.2 million for the three months ended September 30, 2023, which represented our aggregate income from our land and operating property ventures.

Results of Operations for the Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

	For the Nine Months Ended September 30,
	2024	2023	$ Change

	(in thousands)
Operating lease income	$5,214	$5,177	$37
Interest income	1,378	1,755	(377)
Other income	35,482	32,686	2,796
Land development revenue	38,462	46,219	(7,757)
Total revenue	80,536	85,837	(5,301)
Interest expense	5,260	15,005	(9,745)
Interest expense - related party	6,377	4,200	2,177
Real estate expense	36,886	35,995	891
Land development cost of sales	39,446	40,093	(647)
Depreciation and amortization	3,347	3,295	52
General and administrative	16,544	28,960	(12,416)
Provision for loan losses	58	1,727	(1,669)
Other expense	63	783	(720)
Total costs and expenses	107,981	130,058	(22,077)
Unrealized and realized gains (losses) on equity investments	38,269	(247,121)	285,390
Income from sales of real estate	3,699	—	3,699
Loss on early extinguishment of debt, net	—	(1,523)	1,523
Earnings from equity method investments	—	30,433	(30,433)
Income tax expense	(2)	—	(2)
Net income (loss)	$14,521	$(262,432)	$276,953

Revenue—During both the nine months ended September 30, 2024 and 2023. operating lease income, which primarily includes income from commercial operating properties, was $5.2 million.

Interest income decreased to $1.4 million during the nine months ended September 30, 2024 from $1.8 million for the same period in 2023. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans and other lending investments due to the repayment of loans.

Other income increased to $35.5 million during the nine months ended September 30, 2024 from $32.7 million for the same period in 2023. Other income consists primarily of dividend income from our investment in Safe and income from our hotel properties and other operating properties, including Asbury Lanes and the Magnolia Green Golf Club. The increase was due primarily to an additional $2.4 million of dividend income from Safe for the nine months ended September 30, 2024 as compared to the same period in 2023.

Land development revenue and cost of sales—During the nine months ended September 30, 2024, we had bulk sales and sold residential lots and recognized land development revenue of $38.5 million which had associated cost of sales of $39.4 million. During the nine months ended September 30, 2023, we sold residential lots and units and recognized land development revenue of $46.2 million which had associated cost of sales of $40.1 million. The decrease in land development revenue in 2024 was due primarily to an decrease in revenues from bulk sales and condominium sales at our Asbury properties, which was partially offset by a bulk sale at our Coney Island property and an increase in lot sales at our Magnolia Green property. As we execute future sales and have fewer remaining residential and development assets, we expect our land development revenue will decline. The timing and amount of such sales cannot be predicted with certainty.

Costs and expenses—Prior to the Spin-Off, interest expense represented an allocation to us from iStar. Interest expense was allocated to us by calculating our average net assets by property type as a percentage of the average net assets of iStar's segments and multiplying that percentage by the interest expense allocated to each of iStar's segments (refer to Note 2 to the combined and consolidated financial statements). Subsequent to the Spin-Off, interest expense represents the interest cost on our Margin Loan Facility. For the nine months ended September 30, 2024 and 2023, we incurred $5.3 million and $4.7 million, respectively, of interest expense on our Margin Loan Facility, net of amounts capitalized. We elected to pay PIK interest on the Margin Loan Facility in respect of the interest payments payable for each of the first, second and third quarters of 2024 (refer to Note 9 to the combined and consolidated financial statements). These amounts were added to the principal balance of the loan. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which we make a PIK election. For the nine months ended September 30, 2023, we were also allocated $8.0 million of interest expense and interest expense also included amounts payable to iStar.

Interest expense - related party represents the interest cost on our Safe Credit Facility, net of amounts capitalized.

Real estate expense was $36.9 million during the nine months ended September 30, 2024 and $36.0 million for the same period in 2023. Real estate expense primarily represents expenses at our hotel and retail operating properties and land properties. The slight increase in 2024 was due primarily to an increase in expenses at our Asbury Park and Coney Island properties.

Depreciation and amortization was $3.3 million during both the nine months ended September 30, 2024 and 2023.

Prior to the Spin-Off, general and administrative expense represented an allocation of costs, including performance-based compensation, to us from iStar. General and administrative expenses, including stock-based compensation, represented a pro rata allocation of costs from iStar's real estate finance, operating properties, land and development and corporate business segments based on our average net assets for those property types as a percentage of iStar's average net assets for those segments (refer to Note 2 to the combined and consolidated financial statements). Subsequent to the Spin-Off, general and administrative expense includes management fees to our Manager and other costs of operating as a public company. During the nine months ended September 30, 2024, we incurred $16.5 million of general and administrative expense, primarily resulting from $13.8 million of management fees to Safe and director fees. The annual management fee payable to our Manager under the Management Agreement declined from $25.0 million to $15.0 million for the second annual term of the Management Agreement which began on March 31, 2024. During the nine months ended September 30, 2023, we incurred $29.0 million of general and administrative expense, primarily resulting from management fees to Safe, audit and legal fees and $14.1 million allocated from iStar.

The provision for loan losses was $58 thousand for the nine months ended September 30, 2024 as compared to a provision for loan losses of $1.7 million for the same period in 2023. The provision for loan losses for the nine months ended September 30, 2024 resulted primarily from the addition to a loan during the year (refer to Note 5 to the combined and consolidated financial statements). The provision for loan losses for the nine months ended September 30, 2023 resulted primarily from the sale of a non-performing loan, which was partially offset by a reversal of Expected Loss allowances on loans that repaid in full in during 2023.

Other expense was $0.1 million during the nine months ended September 30, 2024 and $0.8 million for the same period in 2023. The decrease in 2024 was due primarily to professional fees incurred in 2023 in connection with the Spin-Off.

Unrealized gain (loss) on equity investment represents the unrealized gain or loss on our Safe Shares. Subsequent to the Spin-Off, we account for our Safe Shares as an equity investment under ASC 321, which requires that we adjust our investment in the Safe Shares to fair value through income at each reporting period. The unrealized gain for the nine months ended September 30, 2024 represents the difference between the fair value of our investment in the Safe Shares as of September 30, 2024 and December 31, 2023. The unrealized loss for the nine months ended September 30, 2023 represents the difference between the fair value of our investment in the Safe Shares as of September 30, 2023 and iStar’s historical carrying amount of the Safe Shares at the time of the Spin-Off.

During the nine months ended September 30, 2024, we sold residential condominiums and recognized income from sales of real estate of $3.7 million.

Loss on early extinguishment of debt, net—During the nine months ended September 30, 2023, we incurred losses on early extinguishment of debt from the repayment of our Margin Loan Facility (refer to Note 9 to the consolidated financial statements).

Earnings from equity method investments—Earnings from equity method investments was $30.4 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, we recognized $1.1 million of income from our historical equity method investment in Safe and $29.3 million of net aggregate income from our remaining equity method investments due to asset sales at the ventures.

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

The following table outlines our cash flows used in operating activities, cash flows provided by investing activities and cash flows used in financing activities for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Cash flows used in operating activities	$(24,423)	$(12,975)
Cash flows provided by investing activities	16,465	145,881
Cash flows provided by (used in) financing activities	1,783	(89,164)

The increase in cash flows used in operating activities during 2024 was due primarily to a decrease in distributions from other investments. The decrease in cash flows provided by investing activities during 2024 was due primarily to a decrease in proceeds from the repayment and sale of loans receivable and a decrease in distributions from other investments. Cash flows provided by financing activities during 2024 represents borrowings from a construction loan and cash flows used in financing activities during 2023 was due primarily to distributions to iStar in 2023 prior to the Spin-Off, which was partially offset by net borrowings from debt obligations in 2023.

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

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$329
-50 Basis Points	164
-10 Basis Points	33
Base Interest Rate	—
+10 Basis Points	(33)
+50 Basis Points	(164)
+100 Basis Points	(329)
(1)	As of September 30, 2024, we had $87.4 million principal amount of floating-rate debt obligations outstanding and $54.5 million of cash and cash equivalents and restricted cash.

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

Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended September 30, 2024.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

INDEX TO EXHIBITS

Exhibit Number	Document Description
10.1

Amendment No. 2 to Margin Loan Agreement, dated as of September 30, 2024, among Star Investment Holdings SPV LLC, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding Inc., and Morgan Stanley & Co. LLC

31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 is formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Combined and Consolidated Balance Sheets (unaudited) as of September 30, 2024 and December 31, 2023, (ii) the Combined and Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2024 and 2023, (iii) the Combined and Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2024 and 2023, (iv) the Combined and Consolidated Statements of Changes in Equity (unaudited) for the three and nine months ended September 30, 2024 and 2023, (v) the Combined and Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2024 and 2023 and (vi) the Notes to the Combined and Consolidated Financial Statements (unaudited).

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

Star Holdings Registrant

Date:	November 5, 2024	/s/ JAY SUGARMAN
Jay Sugarman
Chief Executive Officer (principal executive officer)

Star Holdings Registrant
Date:	November 5, 2024	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial and accounting officer)