Form 10-K
period 2024-12-31
Star Holdings
filed 2025-02-18
CIK 1953366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2024
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

As of June 28, 2024 the aggregate market value of Star Holdings common stock, $0.001 par value per share, held by non-affiliates (1) of the registrant was approximately $155 million, based upon the closing price of $12.06 on the Nasdaq Global Market composite tape on such date.

As of February 13, 2025, there were 13,319,552 shares of common stock outstanding.

For purposes of this Annual Report only, includes all outstanding common stock other than common stock held directly by the registrant’s directors and executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2025 Annual Meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Company Portfolio

Our real estate portfolio is comprised of legacy assets from iStar’s historical real estate finance, operating properties and land and development businesses and the Safe Shares. Since the date of the Spin-Off, certain of the legacy real estate assets have been sold or repaid. Additional information on our portfolio as of December 31, 2024 is set forth below.

Our Development Portfolio

Asbury Park Waterfront

We are the managing member in Asbury Partners, LLC, which is the joint venture that owns the Asbury Park Waterfront investment. The aggregate carrying value of the Asbury Park Waterfront investment was approximately $131.3 million as of December 31, 2024.

The Asbury Park Waterfront investment includes the following:

●	Asbury Ocean Club Surfside Resort and Residences: a 16-story mixed use project featuring 130 residential condominium units, a 54-key luxury boutique hotel, 24,000 square feet of retail space, 410 structured parking spaces and a 15,000 square foot gym and spa amenity area. The property was completed in 2019. The hotel is managed by a third party. As of December 31, 2024, all residential condominium units have been sold.
●	The Asbury: a 110-key independent boutique hotel with indoor and outdoor event spaces, and a rooftop bar. The hotel was completed in 2016 and is managed by a third party.
●	Asbury Lanes: a 12,000 square foot music and entertainment venue. The venue was completed in 2018, is connected to The Asbury, and is managed by a third party.

Our current strategy for the Asbury Park Waterfront investment is to actively asset manage our operating assets, and strategically monetize the remaining development sites and our operating assets through sales to third party developers and operators while meeting our obligations under the redevelopment agreement with the city of Asbury Park.

Magnolia Green

Magnolia Green is an approximately 1,900 acre multi-generational master planned residential community that is entitled for 3,550 single and multifamily dwelling units and approximately 193 acres of land for commercial development. The community is located 19 miles southwest of Richmond, Virginia and offers distinct phases designed for people in different life stages, from first home buyers to empty nesters in single family and townhomes built by the area’s top homebuilders. The project is anchored by the Magnolia Green Golf Club, a semi-private 18-hole Nicklaus Design championship golf course with full-service clubhouse and driving range. There are also numerous community amenities, including the Aquatic Center, featuring multiple pools and a snack bar, Arbor Walk, featuring a junior Olympic competition pool, water slide and sports courts, the Tennis Center, featuring tennis and pickleball courts and a pro shop, and miles of paved trails. The aggregate carrying value of our Magnolia Green assets as of December 31, 2024 was $47.9 million.

As of December 31, 2024, 2,108 residential lots have been sold to homebuilders. We anticipate selling our remaining residential lots to homebuilders either upon completion of horizontal lot development or in bulk as unimproved lots over the next two years and it could take substantially longer. We anticipate selling the golf course operations to a third party upon completion of residential lot sellout. There can be no assurance, however, that these sales will be completed.

Our Monetizing Portfolio

As of December 31, 2024, we owned assets that we expect to monetize primarily through asset sales, loan repayments or active asset management. These assets had an aggregate carrying value of approximately

$120.3 million and were comprised primarily of loans, operating properties, land and other assets. Summarized information regarding these assets is set forth below.

Loans and other lending investments.   The loans and other lending investments included in our monetizing portfolio as of December 31, 2024 include three loans with an aggregate carrying value of $34.9 million and seven available-for-sale debt securities with an aggregate carrying value of $15.4 million.

Land.   The land assets included in our portfolio as of December 31, 2024 include two assets with an aggregate carrying value of approximately $15.0 million. Our general strategy is to seek to sell the land assets to third party developers. In addition, another land asset at Asbury Park with a carrying value of $51.8 million is held by a venture to which we have provided a loan and certain credit support (refer to Note 5 to the combined and consolidated financial statements).

Other.   The remainder of the monetizing assets primarily consist of two short term leases that we have subleased to third parties, which had an aggregate carrying value of $3.2 million as of December 31, 2024, and a group of loans and equity interests that are recorded as having no carrying value in our financial statements. Our general strategy is to seek to sell the leased assets, although we may hold one or both leases until they expire. For the assets with no carrying value, we may seek to sell these assets but can give no assurance that we will recover any value from them.

Investment in Safe.   In addition to the assets described above, we also own the Safe Shares which had a fair value of $249.9 million based on the closing price of $18.48 as of December 31, 2024.

Our Margin Loan Facility is collateralized by the Safe Shares as of the date of this filing. The net proceeds from the sale of any Safe Shares must be applied in accordance with the terms of the Margin Loan Facility.

Declines in the market value of the Safe Shares could require us to make prepayments of some or all of the outstanding borrowings under the Margin Loan Facility or post additional cash collateral. Accessing incremental borrowings under the Safe Credit Facility will increase our interest expense because the interest rate on all borrowings increases to 10.0% per annum while incremental borrowings remain outstanding. Subsequent to December 31, 2024, we paid down $5.0 million of the outstanding balance of the Margin Loan Facility to a principal balance of $84.2 million.

Investment Strategy

We expect to focus on realizing value for shareholders primarily by maximizing cash flows through active asset management and asset sales. We expect to make certain investments to complete development at Asbury and Magnolia Green, but we do not otherwise currently expect to make material new investments or acquire material new assets.

Financing Strategy

As of December 31, 2024, our principal financing sources are the Safe Credit Facility and the Margin Loan Facility (refer to Note 9 to the combined and consolidated financial statements).

While we do not currently expect to incur material new indebtedness, our governing documents do not limit the amount of debt that we may incur and we may consider future refinancing and new financing opportunities, depending upon our liquidity and capital needs, the availability and costs of financing, economic conditions and other factors.

Competition

We face competition from numerous real estate and lodging companies and other owners of real properties, both private and public, in attracting guests to our hotel properties, buyers of our residential home sites, tenants for our space available for lease and buyers of our assets. We compete with our competitors in terms of the quality of our assets, sale prices, rental rates, location, availability of alternative space and maintenance.

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

Code of Conduct

The Company has adopted a code of business conduct and ethics that sets forth the principles of conduct and ethics to be followed by our trustees, officers and asset level consultants (the "Code of Ethics"). The purpose of the Code of Ethics is to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable governmental rules and regulations, full, fair, accurate, timely and understandable disclosure in periodic reports, prompt internal reporting of violations of the Code of Ethics and a culture of honesty and accountability. A copy of the Code of Ethics has been provided to each of our trustees, officers and asset level consultants, who are required to acknowledge that they have received and will comply with the Code of Ethics. The Code of Ethics is available on the Company’s website at www.starholdingsco.com. The Company will post on its website all disclosures that are required under the Exchange Act or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the Code of Ethics.

Employees and Human Capital Resources

We have no employees and primarily rely on our Manager for our human capital resources. Our Management Agreement requires that our Manager provide us with an executive management team and other appropriate support personnel to manage our business in accordance with the agreement. Our Manager is responsible for directly compensating and providing benefits to its employees who provide services to us. We reimburse our Manager for the salaries and other compensation of two accounting personnel who are fully dedicated to providing accounting services to us. Our Manager has advised us that it had 74 employees as of December 31, 2024, substantially all of whom are full time employees. We also rely on the personnel of a local property manager for certain services at our Asbury and Magnolia Green properties.

Our Manager has reported that in its recruiting efforts, it generally strives to draw from the largest feasible pool of candidates to consider for roles. In addition, our Manager has reported that it maintains a variety of development, health and wellness and charitable programs for its personnel, including those who provide services to us.

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

Weak economic conditions generally or locally, sustained uncertainty about global or local economic conditions, inflation, rising and sustained higher interest rates, a tightening of credit markets, business layoffs, downsizing, industry slowdowns, international hostilities, tariffs and other similar factors could negatively impact commercial real estate fundamentals and result in lower occupancy, lower demand for homes, lower demand for lodging, lower rental rates, lower activity, lower availability of financing and declining values in our real estate portfolio, and make it more difficult to complete the development of our development properties and to sell our properties at attractive prices or at all. They may also adversely affect the market value of our Safe Shares. Additionally, these factors and conditions could have an impact on our customers, tenants, lenders and purchasers of our properties. No assurances can be given regarding such macroeconomic factors or conditions, and our ability to sell assets and generate cash flows from our properties may be negatively impacted, which may have a material adverse effect on our business, financial condition and results of operations.

Our performance is subject to risks inherent in owning real estate investments.

We are generally subject to risks related to the ownership of real estate. These risks include:

●	changes in supply of or demand for properties in our market or sub-markets;

●	higher interest rates that affect the cost and availability of mortgage financing and, in turn, demand for real properties;

●	competition for homebuyers, hotel guests, tenants and users and purchasers of properties in our market or sub-markets;

●	the ongoing need for capital improvements at our significant development properties;

●	increased operating costs, which may not necessarily be offset by increased revenues, including insurance premiums, utilities and real estate taxes, due to inflation and other factors;

●	changes in tax, real estate and zoning laws;

●	changes in governmental rules and fiscal policies;

●	inability of potential purchasers of our properties to obtain financing;

●	competition from other assets in our markets or sub-markets and the quality of competition, such as the attractiveness of our properties as compared to other properties available for hotel stays, sale or rent based on considerations such as quality of property, convenience of location, rental rates, amenities and safety record; and

●	civil unrest, acts of war, terrorism, acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses), the imposition of tariffs and other factors beyond our control.

Should any of the foregoing occur, it may have a material adverse effect on our business, financial condition and results of operations.

We will be materially dependent on sales of assets to generate cash flows.

Our primary strategy is to generate cash flows and realize value through active asset management and asset sales. Asset sales are unpredictable and highly affected by economic conditions in the markets where the assets are located, the cost and availability of mortgage financing and competition from other properties available on the market. Our ability to sell Safe Shares will be affected by conditions in the capital markets, market prices of the shares and demand for the shares. Our ability to sell assets may therefore be limited and could take longer than we anticipate. If we must sell an asset, we cannot provide assurances that we will be able to dispose of the asset in the time period we desire or that the sales price of the asset will recoup or exceed our cost for the asset. If we are unable to sell assets at anticipated times or prices, we may not have sufficient cash to pay the management fee to our manager or repay our debt, we may be unable to pay distributions to our shareholders and our business, financial condition and results of operations may be materially and adversely affected.

Our portfolio is concentrated in certain assets and, as a result, any adverse changes impacting any of these assets may have a material adverse effect on our business, financial condition and results of operations.

Two of our assets, Asbury Park Waterfront and Magnolia Green, accounted for 63% of the carrying value of the legacy portfolio on a consolidated basis at December 31, 2024, and our Safe Shares are also a material asset. We would be materially and adversely affected by adverse developments at either of these properties or in the market price of Safe’s common stock. The properties may experience adverse developments such as slowing business conditions, rising interest rates, material damage or delays in completion or increased competition. The value of our Safe Shares may be adversely affected by a slowdown in the growth of Safe’s portfolio, declines in Safe’s earnings growth, rising interest rates, declines in Safe’s dividend rate and other adverse developments. The occurrence of any of these or other adverse developments could weaken our financial condition. The significance of these properties and our Safe Shares to our portfolio means that any adverse change in any of these assets may have a material adverse effect on our business, financial condition and results of operations.

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

Demand for homes and apartment rentals is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of mortgage financing, availability and prices of new homes compared to existing inventory, and demographic trends. Slowing residential demand would likely adversely affect, among other things, demand and pricing for lots at Magnolia Green and apartment rentals at Asbury Park’s multifamily assets. These factors affecting demand, in particular consumer confidence, can be significantly adversely affected by a variety of factors beyond our control.

A downturn in the residential market could adversely affect our ability to sell our assets.

The homebuilding industry has experienced periods of strength and weakness in recent years. The prior economic downturn in 2007-2010 severely affected demand for homes and pricing of homes for more than two years. In recent years, demand for homes has been affected by tightened monetary policy and increased mortgage rates. It is possible that an economic downturn resulting from concerns about a potential economic recession, rising interest rates, corporate layoffs, geopolitical instability, tariff policy, pandemic other factors would result in a decline in demand for new homes and apartment rentals which would negatively impact our business, results of operations and financial condition.

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

Lease and sublease expirations and terminations may result in reduced revenues if the rental payments received from replacement tenants are less than the rental payments received from the expiring or terminating tenants and subtenants. In addition, lease and sublease defaults or terminations by one or more significant tenants and subtenants or the failure of tenants and subtenants under expiring leases and subleases to elect to renew their leases and subleases could cause us to experience long periods of vacancy with no revenue from a facility and to incur substantial capital expenditures and/or concessions in order to obtain replacement tenants. Leases and subleases representing approximately 100% of our in-place operating lease income are scheduled to expire during the next five years.

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

For the year ended December 31, 2024, 19% of our total revenues were generated by our hotel assets. The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product. The lodging industry is also sensitive to business and personal discretionary spending levels. The COVID-19 pandemic materially and adversely affected corporate budgets and consumer demand for travel and lodging and corporate travel demand remains below pre-pandemic levels. Significant increases in fuel prices and geopolitical instability may also adversely affect business and personal travel demand. A continuing significant reduction in occupancy and/or room rates would continue to adversely impact our revenues and have a negative effect on our profitability.

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

We believe that we currently are not, and we intend to operate our company so that we will not be, regulated as an investment company under the Investment Company Act. We believe we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. We are primarily engaged in the non-investment company businesses of owning, developing, asset managing and monetizing the legacy real estate portfolio contributed to us by iStar. We also own the Safe Shares, which iStar contributed to us in the Spin-Off, all of which collateralize the Margin Loan Facility.  Our corporate strategy is to monetize or otherwise dispose of all of our assets over time. While we expect to make certain investments to complete developments at Asbury and Magnolia Green, we do not otherwise currently expect to make material new investments or acquire material new assets.

Section 3(a)(1)(C) of the Investment Company Act defines as an investment company any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of government securities (as defined in the Investment Company Act) and cash items) on an unconsolidated basis (the “40% Test”). We will need to monitor our assets to ensure that we continue to satisfy the 40% Test. There can be no assurance that we will be able to continue to satisfy the 40% Test in the future.

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

We have a significant amount of indebtedness, some of which matures in 2026.  Our governing documents do not limit the amount of indebtedness we may incur and we may become more highly leveraged.

As of December 31, 2024, we have in place the Safe Credit Facility and the Margin Loan Facility. Our governing documents do not prohibit us from incurring additional indebtedness. The significant amount of our indebtedness could have material adverse consequences for us, including:

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

The Margin Loan Facility matures on March 31, 2026 and the Safe Credit Facility matures on March 31, 2027. Our ability to refinance maturing indebtedness and to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control.

We are subject to risks associated with secured debt.

The Margin Loan Facility is secured by our Safe Shares as of the date of this filing. Under the terms of the margin loan, if the market value of our Safe Shares drops below specified levels, we will have to post additional collateral with the lender. Furthermore, if the closing price of our Safe Shares falls below $10, we will have to repay the outstanding margin loan amount as well as all accrued and unpaid interest, and a make whole amount, if applicable. If we fail to satisfy any collateral calls, the lender may foreclose on our Safe Shares. The Safe Credit Facility is secured by the equity interests in our subsidiaries, subject to the restrictions in the Margin Loan Facility.  If an event of default occurs under the Safe Credit Facility, Safe could declare all outstanding amounts to be moderately due payable and could seek to foreclose on the collateral securing the facility. The Margin Loan Facility matures on March 31, 2026 and the Safe Credit Facility matures on March 31, 2027, and each is subject to mandatory prepayment upon the occurrence of certain events, including a change of control or merger. Any foreclosure on the assets securing our secured debt or any acceleration or mandatory prepayment of amounts due under such debt could materially and adversely affect our assets, our liquidity and financial position and the market price of our securities.

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

Termination of the Management Agreement without cause by us would be costly. The Management Agreement may be terminated without cause upon the affirmative vote of at least two-thirds of our independent trustees on six months' prior notice, subject to the payment of a termination fee if the termination occurs before March 31, 2027. In the ordinary course, the termination fee would be equal to $50.0 million minus the aggregate amount of management fees actually paid to the Manager prior to the termination date. The Management Agreement provides for an alternative termination fee if we have liquidated our assets on or before the termination date. The cost to us of terminating the Management Agreement may adversely affect our ability to terminate it without cause and may inhibit change of control transactions that may be in the interests of our shareholders.

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

Our Manager does not assume any responsibility under the Management Agreement other than to render the services called for and is not responsible for any action of our board of trustees in following or declining to follow its advice or recommendations. Additionally, our Manager and its affiliates, personnel, shareholders and others are not liable for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. We have agreed to indemnify our Manager and its affiliates, personnel, shareholders and others with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in accordance with and pursuant to the management agreement.

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

Conflicts of interest may exist or could arise in the future with our Manager and its affiliates, including our executive officers who are also officers, and in some cases directors, of Safe. Conflicts may include, without limitation:

●	conflicts arising from the enforcement of agreements between us and our Manager and its affiliates, including the Management Agreement, the Governance Agreement, the Safe Credit Facility, the Separation and Distribution Agreement and the Registration Rights Agreement;
●	conflicts in the amount of time that officers and employees of Safe will spend on our affairs versus Safe’s other affairs;
●	conflicts arising from the fact that each of our trustees is a former director or officer of iStar and continues to own shares of Safe common stock;
●	conflicts in decisions regarding the sale of our Safe Shares which, as of December 31,2024, represented approximately 18.9% of Safe’s outstanding common stock; and
●	conflicts in taking actions that could adversely affect our or Safe's interests under the Safe Credit Facility.

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

Through provisions in our declaration of trust and bylaws, we (1) require a two-thirds vote for the removal of any trustee from the board, which removal will be allowed only for cause, (2) vest in the board the exclusive power to fix the number of trusteeships, subject to limitations set forth in our declaration of trust and bylaws, (3) require that a vacancy on the board be filled only by the affirmative vote of a majority of the remaining trustees in office, even if the remaining trustees do not constitute a quorum, and for the remainder of the full term of class of trusteeship in which such vacancy occurred, and (4) require, unless called by the lead trustee of our board of trustees, our chief executive officer or our board of trustees, the request of shareholders entitled to cast not less than a majority of all votes entitled to be cast on a matter at such meeting to call a special meeting to consider and vote on any matter that may properly be considered at a meeting of shareholders and containing the information required in our bylaws. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide our shareholders with the opportunity to realize a premium over the then current market price.

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

Our Manager’s team, including its Head of Risk Management and General Counsel, are responsible for assessing and managing our material risks from cybersecurity threats. Our Manager has primary responsibility for our overall cybersecurity risk management program and supervises both its internal cybersecurity personnel and its retained external cybersecurity consultants.

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

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Equity, Related Stock Matters and Issuer Purchase of Equity Securities

The Company’s common stock trades on the Nasdaq Global Market under the symbol "STHO." The Company had 934 holders of record of common stock as of February 13, 2025. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares and who would report dividends paid by us in their taxable income.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended December 31, 2024.

Item 6.   RESERVED

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion of our consolidated operating results, financial condition and liquidity together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our discussion related to the results of operations and changes in financial condition for 2023 compared to 2022 is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. Our historical results may not be indicative of our future performance. Certain prior year amounts have been reclassified in our consolidated financial statements and the related notes to conform to the current period presentation.

Executive Overview

During 2024, we continued to develop our properties at Asbury Park and Magnolia Green while also monetizing certain development sites at Asbury Park and residential lots at Magnolia Green. We also continued to sell residential condominium units at Asbury Ocean Cub and all units had been sold as of December 31, 2024. We also continued to monetize our land and development assets. As of December 31, 2024, we also owned assets that we expect to monetize primarily through asset sales, loan repayments or active asset management. These assets included in our portfolio as of December 31, 2024 had an aggregate carrying value of approximately $120.3 million and were comprised primarily of land, loans and other assets. We used the proceeds from asset sales in 2024 primarily to fund our operations.

Results of Operations for the Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

	For the Year Ended December 31,
	2024	2023	$ Change

	(in thousands)
Operating lease income	$6,900	$6,738	$162
Interest income	2,344	2,135	209
Other income	44,091	41,745	2,346
Land development revenue	59,962	72,435	(12,473)
Total revenue	113,297	123,053	(9,756)
Interest expense	7,002	16,672	(9,670)
Interest expense - related party	8,750	6,300	2,450
Real estate expense	48,263	47,753	510
Land development cost of sales	48,674	62,657	(13,983)
Depreciation and amortization	4,328	4,572	(244)
General and administrative	21,123	36,199	(15,076)
Provision for loan losses	621	1,740	(1,119)
Other expense	64	791	(727)
Total costs and expenses	138,825	176,684	(37,859)
Unrealized gains (losses) on equity investments	(66,531)	(171,394)	104,863
Income from sales of real estate	3,699	—	3,699
Loss on early extinguishment of debt, net	—	(2,090)	2,090
Earnings from equity method investments	—	30,825	(30,825)
Income tax expense	(2)	—	(2)
Net income (loss)	$(88,362)	$(196,290)	$107,928

Revenue—Operating lease income, which primarily includes income from commercial operating properties, increased to $6.9 million in 2024 from $6.7 million in 2023.

Interest income increased to $2.3 million in 2024 from $2.1 million in 2023. The increase in interest income was due primarily to an increase in the average balance of our performing loans and other lending investments due to loan originations and the acquisition of available for sale securities.

Other income increased to $44.1 million in 2024 from $41.7 million in 2023. Other income consists primarily of dividend income from our investment in Safe, income from our loan portfolio, hotel properties and other operating properties, including Asbury Lanes and the Magnolia Green Golf Club. The increase was due primarily to an additional $2.4 million of dividend income from Safe for the year ended December 31, 2024 as compared to the same period in 2023.

Land development revenue and cost of sales—In 2024, we had bulk sales and sold residential lots and recognized land development revenue of $60.0 million which had associated cost of sales of $48.7 million. In 2023, we sold residential lots and units and recognized land development revenue of $72.4 million which had associated cost of sales of $62.7 million. The decrease in land development revenue in 2024 was due primarily to a decrease in revenues from bulk sales and condominium sales at our Asbury properties and a decrease in lot sales at our Magnolia Green property, which was partially offset by a bulk sale at our Coney Island property and the sale of a land parcel to a third party (refer to Note 5 to the combined and consolidated financial statements). As we execute future sales and have fewer remaining residential and development assets, we expect our land development revenue will decline. The timing and amount of such sales cannot be predicted with certainty.

Costs and expenses—Prior to the Spin-Off, interest expense represented an allocation to us from iStar. Interest expense was allocated to us by calculating our average net assets by property type as a percentage of the average net assets of iStar's segments and multiplying that percentage by the interest expense allocated to each of iStar's segments (refer to Note 2 to the combined and consolidated financial statements). Subsequent to the Spin-Off, interest expense represents the interest cost on our Margin Loan Facility. For the years ended December 31, 2024 and 2023, we incurred $6.9 million and $6.2 million, respectively, of interest expense from our Margin Loan Facility, net of amounts capitalized. We elected to pay interest in kind ("PIK") on the Margin Loan Facility in respect of interest payments payable for each quarter of 2024. These amounts were added to the principal balance of the loan. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which we make a PIK election. For the year ended December 31, 2023, we were allocated $8.0 million of interest expense and interest expense also included amounts payable to iStar prior to the Spin-Off.

Interest expense -related party represents the interest cost on our Safe Credit Facility, net of amounts capitalized.

Real estate expense increased to $48.3 million in 2024 from $47.8 million in 2023. Real estate expense primarily represents expenses at our hotel and retail operating properties and land properties. The increase in 2024 was due primarily to an increase in expenses at certain properties in our monetizing portfolio, which was partially offset by a decrease in expenses at our Asbury Park properties.

Depreciation and amortization was $4.3 million in 2024 and $4.6 million in 2023 and relates primarily to our operating properties portfolio.

Prior to the Spin-Off, general and administrative expense represented an allocation of costs, including performance-based compensation, to us from iStar. General and administrative expenses, including stock-based compensation, represented a pro rata allocation of costs from iStar's real estate finance, operating properties, land and development and corporate business segments based on our average net assets for those property types as a percentage of iStar's average net assets for those segments (refer to Note 2 to the combined and consolidated financial statements). Subsequent to the Spin-Off, general and administrative expense includes management fees to our Manager and other costs of operating as a public company. During the year ended December 31, 2024, we incurred $21.1 million of general and administrative expense, primarily resulting from $18.0 million of management fees to Safe and director fees. During the year ended December 31, 2023, we incurred $36.2 million of general and administrative expense, primarily resulting from management fees to Safe, audit and legal fees and a $14.1 million allocation from iStar. The annual management fee payable to our Manager under the Management Agreement declined from $25.0 million to $15.0 million for the second annual term of the Management Agreement which began on March 31, 2024.

The provision for loan losses was $0.6 million in 2024 as compared to a provision for loan losses of $1.7 million in 2023. The provision for loan losses for the year ended December 31, 2024 resulted primarily from the addition to a loan during the year and a new loan origination (refer to Note 5 to the combined and consolidated financial statements). The provision for loan losses for the year ended December 31, 2023 resulted primarily from the sale of a non-performing loan, which was partially offset by a reversal of loss allowances on loans that repaid in full during 2023.

Other expense decreased to $0.1 million in 2024 from $0.8 million in 2023. The decrease in 2024 was due primarily to professional fees incurred in 2023 in connection with the Spin-Off.

Unrealized gains (losses) on equity investments—Unrealized gain (loss) on equity investments represents the unrealized gain or loss on our Safe Shares. Subsequent to the Spin-Off, we account for our Safe Shares as an equity investment under ASC 321, which requires that we adjust our investment in the Safe Shares to fair value through income at each reporting period. The unrealized loss for the year ended December 31, 2024 represents the difference between the fair value of our investment in the Safe Shares as of December 31, 2024 and December 31, 2023. The unrealized loss for the year ended December 31, 2023 represents the difference between the fair value of our investment in the Safe Shares as of December 31, 2023 and iStar’s historical carrying amount of the Safe Shares at the time of the Spin-Off.

Income from sales of real estate—During the year ended December 31, 2024, we sold residential condominiums and recognized income from sales of real estate of $3.7 million.

Loss on early extinguishment of debt, net—During the year ended December 31, 2023, we incurred losses on early extinguishment of debt from partial repayments of our Margin Loan Facility (refer to Note 9 to the consolidated financial statements).

Earnings from equity method investments—Earnings from equity method investments was $30.8 million in 2023. In 2023, we recognized $1.1 million of income from our historical equity method investment in Safe and $29.7 million of net aggregate income from our remaining equity method investments due to asset sales at the ventures.

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

The Margin Loan Facility matures in March 2026 and the Safe Credit Facility matures in March 2027. As of December 31, 2024, the outstanding balance on the Margin Loan Facility was $89.2 million and the outstanding balance on the Safe Credit Facility was $115.0 million.

We expect our short-term and long-term liquidity requirements to include:

●	capital expenditures on our Asbury Park Waterfront and Magnolia Green development projects;
●	debt service on the Safe Credit Facility and the Margin Loan Facility (refer to Note 9 to the combined and consolidated financial statements), and any other indebtedness including any repurchase agreements;
●	repayment or refinancing of the Margin Loan Facility and the Safe Credit Facility at their respective maturities;
●	management fees and expense reimbursements payable to our Manager (refer to Note 7 to the combined and consolidated financial statements);
●	operating expenses; and
●	distributions to shareholders if we have any excess cash on hand from asset sales after the repayment of our debt obligations.

We expect to meet our short-term liquidity requirements through any cash flows from operations, proceeds from asset sales, borrowings on the incremental facility under the Safe Credit Facility and our unrestricted cash. We expect to meet our long-term liquidity requirements through any cash flows from operations and proceeds from asset sales and possibly through refinancing maturing debt.

Our future cash sources will be largely dependent on proceeds from asset sales. The amount and timing of asset sales, including the sale of Safe Shares, could be adversely affected by a number of factors, some of which are outside of our control, including the macroeconomic factors discussed below. We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and changes in market conditions. The uncertainty related to macroeconomic factors such as inflation, interest rate increases, market volatility, disruptions in the banking sector, tariff policy, geopolitical uncertainty and the availability of financing, and the effects of these factors on the economy generally and on the commercial real estate markets in which we operate, make it impossible for us to predict or to quantify the impact of these or other trends on our financial results or liquidity.

The following table outlines our cash flows provided by (used in) operating activities, cash flows provided by (used in) investing activities and cash flows provided by (used in) financing activities for the years ended December 31, 2024 and 2023 ($ in thousands):

	For the Year Ended December 31,
	2024	2023
Cash flows used in operating activities	$(31,289)	$(18,719)
Cash flows provided by investing activities	306	186,020
Cash flows provided by (used in) financing activities	15,815	(114,061)

The increase in cash flows used in operating activities during 2024 was due primarily to a decrease in distributions from other investments. The decrease in cash flows provided by investing activities during 2024 was due primarily to a decrease in proceeds from the repayment and sale of loans receivable, a decrease in distributions from other investments and a decrease in proceeds from the sale of land and development assets. Cash flows provided by financing activities during 2024 represents borrowings from a construction loan and cash flows used in financing activities during 2023 was due primarily to distributions to iStar in 2023 prior to the Spin-Off, which was partially offset by net borrowings from debt obligations in 2023.

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

A subsidiary of ours provided a completion and carry guaranty on the Loan (refer to Note 9 to the combined and consolidated financial statements) and is required to maintain a minimum net worth and a minimum liquidity amount both prior to and after the completion of the Project (refer to Note 5 to the combined and consolidated financial statements) while the Loan is outstanding.

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

During 2024, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—"Financial Statements and Supplemental Data—Note 3." The following is a summary of accounting policies that require more significant management estimates and judgments:

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

We have procedures to estimate our expected loss (“Expected Loss”) on our loans (including unfunded loan commitments) and held-to-maturity debt securities based on relevant information including historical realized loss rates, current market conditions and reasonable and supportable forecasts that affect the collectability of our investments. The estimate of our Expected Loss requires significant judgment and we analyze our loan portfolio based upon our different categories of financial assets, which includes: (i) loans and held-to-maturity debt securities and (ii) construction loans.

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

The provision for (recovery of) loan losses for the years ended December 31, 2024, 2023 and 2022 were $0.6 million, $1.7 million and $45.0 million, respectively.

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

Real estate assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell and are included in "Real estate available and held for sale" on our consolidated balance sheets. The difference between the estimated fair value less costs to sell and the carrying value will be recorded as an impairment charge. Once the asset is classified as held for sale, depreciation expense is no longer recorded. We classify our real estate assets as held for sale in the period in which all of the following conditions are met: (i) we commit to a plan and have the authority to sell the asset; (ii) the asset is available for sale in its current condition; (iii) we have initiated an active marketing plan to locate a buyer for the asset; (iv) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months; (v) the asset is being actively marketed for sale at a price that is reflective of its current fair value; and (vi) we do not anticipate changes to its plan to sell the asset. Assets held for sale may qualify as a discontinued operation if certain conditions exist.

We did not record any impairments during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, we recognized an impairment of $12.7 million on a land property and a $1.8 million impairment on an operating property.

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

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$436
-50 Basis Points	218
-10 Basis Points	44
Base Interest Rate	—
+10 Basis Points	(44)
+50 Basis Points	(218)
+100 Basis Points	(436)
(1)	As of December 31, 2024, we had $105.0 million principal amount of floating-rate debt obligations outstanding and $45.5 million of cash and cash equivalents and restricted cash.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	30

Financial Statements:
Consolidated Balance Sheets as of December 31, 2024 and 2023	31
Combined and Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022	32
Combined and Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022	33
Combined and Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022	34
Combined and Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	35
Notes to Combined and Consolidated Financial Statements	37
Financial Statement Schedules:
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2024 with reconciliations for the years ended December 31, 2024, 2023 and 2022	64
Schedule IV—Mortgage Loans on Real Estate as of December 31, 2024 with reconciliations for the years ended December 31, 2024, 2023 and 2022	66

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Star Holdings

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Star Holdings and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related combined and consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
/s/ DELOITTE & TOUCHE LLP

New York, New York
February 18, 2025

We have served as the Company’s auditor since 2022.

Star Holdings

Consolidated Balance Sheets

(In thousands, except per share data)(1)

	As of
	December 31,	December 31,
	2024	2023
ASSETS
Real estate
Real estate, at cost	$98,118	$97,481
Less: accumulated depreciation	(25,273)	(22,075)
Real estate, net	72,845	75,406
Land and development, net	176,444	181,394
Loans receivable and other lending investments, net ($1,118 and $497 of allowances as of December 31, 2024 and December 31, 2023, respectively)	50,324	20,898
Other investments	249,899	316,451
Cash and cash equivalents	34,957	50,663
Accrued interest and operating lease income receivable, net	1,115	929
Deferred operating lease income receivable, net	670	997
Deferred expenses and other assets, net	22,401	22,459
Total assets	$608,655	$669,197
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$46,310	$42,462
Debt obligations, net	217,349	192,895
Total liabilities	263,659	235,357
Commitments and contingencies (refer to Note 10)
Equity:
Star Holdings shareholders' equity:
Common Stock, $0.001 par value, 200,000 shares authorized, 13,320 and 13,320 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	13	13
Additional paid-in capital	607,623	607,623
Accumulated deficit	(283,196)	(196,441)
Accumulated other comprehensive income (loss)	(104)	359
Star Holdings shareholders' equity	324,336	411,554
Noncontrolling interests	20,660	22,286
Total equity	344,996	433,840
Total liabilities and equity	$608,655	$669,197
(1)	Refer to Note 2 for details on the Company’s combined and consolidated variable interest entities (“VIEs”).
(2)	As of December 31, 2024 and 2023, includes $4.8 million and $7.2 million, respectively, of management fees and other payables due to Safe (refer to Note 1).

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Revenues:
Operating lease income	$6,900	$6,738	$12,859
Interest income	2,344	2,135	12,340
Other income(1)	44,091	41,745	37,125
Land development revenue	59,962	72,435	61,753
Total revenues	113,297	123,053	124,077
Costs and expenses:
Interest expense	7,002	16,672	42,042
Interest expense - related party	8,750	6,300	—
Real estate expense	48,263	47,753	49,902
Land development cost of sales	48,674	62,657	63,441
Depreciation and amortization	4,328	4,572	4,910
General and administrative(2)	21,123	36,199	10,937
Provision for (recovery of) loan losses	621	1,740	44,998
Impairment of assets	—	—	14,476
Other expense	64	791	494
Total costs and expenses	138,825	176,684	231,200
Unrealized gains (losses) on equity investments	(66,531)	(171,394)	—
Income from sales of real estate	3,699	—	25,186
Income (loss) from operations before earnings from equity method investments and other items	(88,360)	(225,025)	(81,937)
Loss on early extinguishment of debt, net	—	(2,090)	—
Earnings from equity method investments	—	30,825	45,626
Net income (loss) from operations before income taxes	(88,360)	(196,290)	(36,311)
Income tax expense	(2)	—	—
Net income (loss)	(88,362)	(196,290)	(36,311)
Net (income) loss from operations attributable to noncontrolling interests	1,607	(66)	(37)
Net income (loss) allocable to common shareholders	$(86,755)	$(196,356)	$(36,348)
Per common share data:
Net income (loss) allocable to common shareholders
Basic and diluted	$(6.51)	$(14.74)	$(2.73)

Weighted average number of common shares:
Basic and diluted	13,320	13,320	13,320
(1)	During the years ended December 31, 2024, 2023, and 2022, includes $22.0 million, $22.0 million and $21.5 million, respectively, of revenues from hotel properties.
(2)	For the years ended December 31, 2024 and 2023, includes $17.5 million and $19.7 million, respectively, of management fees incurred to related parties.

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss)	$(88,362)	$(196,290)	$(36,311)
Other comprehensive income:
Reclassification of losses on cash flow hedges into earnings upon realization(1)	—	—	871
Reclassification of losses on available-for-sale securities	—	—	386
Unrealized gains (losses) on available-for-sale securities	(463)	359	(4,623)
Unrealized gains (losses) on cash flow hedges	—	—	9,802
Other comprehensive income (loss)	(463)	359	6,436
Comprehensive income (loss)	(88,825)	(195,931)	(29,875)
Comprehensive (income) loss attributable to noncontrolling interests	1,607	(66)	(37)
Comprehensive income (loss) attributable to common shareholders	$(87,218)	$(195,997)	$(29,912)
(1)	Reclassified to “Earnings from equity method investments” in the Company’s combined and consolidated statements of operations for the Company’ impact of designated cash flow hedges at Safe (refer to Note 7).

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Changes in Equity

(In thousands)

	Common	Additional		Accumulated
	Stock	Paid-In	Accumulated	Other Comprehensive	Net Parent	Noncontrolling	Total
	At Par	Capital	Deficit	Income (Loss)	Investment	Interests	Equity
Balance as of December 31, 2021	$—	$—	$—	$—	$1,223,695	$689	$1,224,384
Net income (loss)	—	—	—	—	(36,348)	37	(36,311)
Change in accumulated other comprehensive income (loss)	—	—	—	—	6,436	—	6,436
Stock-based compensation	—	—	—	—	(11,806)	—	(11,806)
Net transactions with iStar Inc.	—	—	—	—	(210,434)	—	(210,434)
Balance as of December 31, 2022	$—	$—	$—	$—	$971,543	$726	$972,269
Net income (loss)	—	—	(196,441)	—	85	66	(196,290)
Change in accumulated other comprehensive income (loss)	—	—	—	359	(989)	—	(630)
Common shares issued in conjunction with Spin-Off (refer to Note 1)	13	607,623	—	—	(607,636)	—	—
Stock-based compensation	—	—	—	—	1,778	—	1,778
Net transactions with iStar Inc.	—	—	—	—	(364,781)	—	(364,781)
Distributions to noncontrolling interests	—	—	—	—	—	(2,542)	(2,542)
Contributions from noncontrolling interests upon consolidation of venture (refer to Note 5)	—	—	—	—	—	20,961	20,961
Contributions from noncontrolling interests	—	—	—	—	—	3,098	3,098
Change in noncontrolling interests	—	—	—	—	—	(23)	(23)
Balance as of December 31, 2023	$13	$607,623	$(196,441)	$359	$—	$22,286	$433,840
Net income (loss)	—	—	(86,755)	—	—	(1,607)	(88,362)
Change in accumulated other comprehensive income (loss)	—	—	—	(463)	—	—	(463)
Distributions to noncontrolling interests	—	—	—	—	—	(41)	(41)
Contributions from noncontrolling interests	—	—	—	—	—	27	27
Change in noncontrolling interests	—	—	—	—	—	(5)	(5)
Balance as of December 31, 2024	$13	$607,623	$(283,196)	$(104)	$—	$20,660	$344,996

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(88,362)	$(196,290)	$(36,311)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	621	1,740	44,998
Impairment of assets	—	—	14,476
Depreciation and amortization	4,328	4,572	4,910
Stock-based compensation	—	1,778	(11,806)
Amortization of discounts/premiums and deferred interest on loans, net	(1,001)	(959)	(6,859)
Deferred interest on loans received	—	4,517	8,725
Amortization of premium, discount and deferred financing costs and paid-in-kind interest on debt obligations, net	7,878	2,271	—
Earnings from equity method investments	—	(30,825)	(45,626)
Distributions from operations of other investments	—	21,793	26,317
Deferred operating lease income	171	140	431
Unrealized (gains) losses on equity investments	66,531	171,394	—
Loss on early extinguishment of debt	—	2,090	—
Income from sales of real estate	(3,699)	—	(25,186)
Land development revenue (in excess of) cost of sales	(11,288)	(9,778)	1,688
Other operating activities, net	(315)	599	(2,492)
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	(378)	570	491
Changes in deferred expenses and other assets, net	(247)	(2,103)	2,506
Changes in accounts payable, accrued expenses and other liabilities	(5,528)	9,772	(3,620)
Cash flows used in operating activities	(31,289)	(18,719)	(27,358)
Cash flows from investing activities:
Originations and fundings of loans receivable and other lending investments, net	(11,260)	(6,388)	(6,740)
Capital expenditures on real estate assets	(682)	(997)	(676)
Capital expenditures on land and development assets	(35,253)	(13,057)	(21,807)
Repayments of and principal collections on loans receivable and other lending investments, net	—	31,757	129,109
Net proceeds from sales of loans receivable	—	37,650	75,921
Net proceeds from sales of other investments	—	—	12,819
Net proceeds from sales of real estate	5,445	—	39,567
Net proceeds from sales of land and development assets	42,199	68,964	59,946
Distributions from other investments	—	47,286	10,217
Contributions to and acquisition of interest in other investments	—	—	(81,737)
Cash, cash equivalents & restricted cash acquired upon consolidation of venture (refer to Note 5)	—	20,961	—
Other investing activities, net	(143)	(156)	19,444
Cash flows provided by investing activities	306	186,020	236,063
Cash flows from financing activities:
Net transactions with iStar Inc.	—	(290,077)	(218,280)
Borrowings from debt obligations	15,815	253,070	—
Repayments of debt obligations	—	(69,787)	—
Payment of deferred financing costs	—	(3,543)	—
Distributions to noncontrolling interests	—	(2,542)	—
Payments for debt prepayment or extinguishment costs	—	(1,182)	—
Other financing activities, net	—	—	(25)
Cash flows provided by (used in) financing activities	15,815	(114,061)	(218,305)
Changes in cash, cash equivalents and restricted cash	(15,168)	53,240	(9,600)
Cash, cash equivalents and restricted cash at beginning of period	60,714	7,474	17,074
Cash, cash equivalents and restricted cash at end of period	$45,546	$60,714	$7,474

Star Holdings

Combined and Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Reconciliation of cash and cash equivalents and restricted cash presented on the combined and consolidated statements of cash flows
Cash and cash equivalents	$34,957	$50,663	$4,227
Restricted cash included in deferred expenses and other assets, net	10,589	10,051	3,247
Total cash and cash equivalents and restricted cash	$45,546	$60,714	$7,474
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,666	$20,235	$42,042
Supplemental disclosure of non-cash investing and financing activity:
Increase (decrease) in other investments and other assets upon contribution from iStar Inc.	$—	$(74,704)	$7,846
Settlement of debt obligations	—	115,000	—
Assumption of debt obligations from iStar Inc.	—	125,000	—
Origination of loans receivable (refer to Note 5)	18,250	2,550	—
Paid-in-kind interest on debt obligations	7,261	1,701	—
Transfer of loan receivable to loan receivable held for sale	—	—	37,650
Accounts payable for capital expenditures on land and development and real estate assets	9,984	951	828

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

The Company operates its business as one segment (refer to Note 15) that focuses on realizing value for shareholders primarily by generating cash flows through active asset management and sales of its existing loans, operating properties and land and development properties. The Company’s short-term and long-term liquidity requirements include capital expenditures on its development projects, debt service, management fees and expense reimbursements payable to its Manager (refer to Note 7) and operating expenses, among others. The Company expects to meet its short-term liquidity requirements through any cash flows from operations, proceeds from asset sales, borrowings on the incremental facility under the Safe Credit Facility (refer to Note 9) and unrestricted cash. The Company expects to meet its long-term liquidity requirements through any cash flows from operations and proceeds from asset sales and possibly through refinancing maturing debt.

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

The combined and consolidated financial statements of the Company prior to the Spin-off on March 31, 2023 represented a combination of entities under common control that have been “carved out” from iStar’s consolidated financial statements. Historically, financial statements of the Company have not been prepared as it was not operated separately from iStar. These combined and consolidated financial statements reflect the revenues and expenses of the Company and include certain assets and liabilities that were included in the Spin-Off, which were initially reflected at iStar’s historical basis. All intercompany balances and transactions have been eliminated. The combined and consolidated financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what the results of operations and cash flows would have been had the Company operated as a standalone company during the periods presented.

Star Holdings

Notes to Combined and Consolidated Financial Statements

These combined and consolidated financial statements include an allocation of general and administrative expenses and interest expense to the Company from iStar through the date of the Spin-Off. General and administrative expenses include certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock-based compensation, represent a pro rata allocation of costs from iStar’s real estate finance, operating properties, land and development and corporate business segments based on the Company’s average net assets for those segments as a percentage of iStar’s average net assets for those segments. Interest expense, net of amounts capitalized, was allocated to the Company by calculating the Company’s average net assets as a percentage of the average net assets in iStar’s segments and multiplying that percentage by the interest expense allocated to iStar’s segments. The Company believes the allocation methodology for general and administrative expenses and interest expense is reasonable. Accordingly, the general and administrative expense and interest expense allocations presented in our combined and consolidated statements of operations for historical periods does not necessarily reflect what our general and administrative expenses and interest expense will be as a standalone public company. For the years ended December 31, 2023 and 2022, the Company was allocated $14.1 million and $10.9 million, respectively, of general and administrative expense and $8.0 million and $42.0 million, respectively, of interest expense. For the years ended December 31, 2023 and 2022, the general and administrative expense allocation includes $1.8 million and ($11.8) million, respectively, of stock-based compensation (refer to Note 3). Subsequent to the Spin-Off, the Company has its own general and administrative expense and interest expense as a stand-alone public company.

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of December 31, 2024. The following table presents the assets and liabilities of the Company’s consolidated VIEs included in the Company’s combined and consolidated financial statements as of December 31, 2024 and 2023 ($ in thousands):

	As of
	December 31, 2024	December 31, 2023
ASSETS
Real estate
Real estate, at cost	$95,318	$94,682
Less: accumulated depreciation	(24,372)	(21,349)
Real estate, net	70,946	73,333
Land and development, net	115,201	108,284
Cash and cash equivalents	8,324	31,479
Accrued interest and operating lease income receivable, net	—	24
Deferred expenses and other assets, net	7,727	8,758
Total assets	$202,198	$221,878
LIABILITIES
Total liabilities	$47,751	$23,600

Star Holdings

Notes to Combined and Consolidated Financial Statements

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

Real estate available and held for sale —The Company reports real estate assets to be sold at the lower of their carrying amount or estimated fair value less costs to sell and classifies them as “Real estate available and held for sale” on the Company’s consolidated balance sheets. If the estimated fair value less costs to sell is less than the carrying value, the difference will be recorded as an impairment charge. Impairment for real estate assets disposed of or classified as held for sale are included in “Impairment of assets” in the Company’s combined and consolidated statements of operations. Once a real estate asset is classified as held for sale, depreciation expense is no longer recorded.

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

If circumstances arise that were previously considered unlikely and, as a result the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used and included in “Real estate, net” on the Company’s consolidated balance sheets. The Company measures and records a property that is reclassified as held and used at the lower of: (i) its carrying amount before the property was classified as held

Star Holdings

Notes to Combined and Consolidated Financial Statements

for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used; or (ii) the estimated fair value at the date of the subsequent decision not to sell.

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

Loans receivable classified as held-for-investment are reported at their outstanding unpaid principal balance net of any unamortized acquisition premiums or discounts and unamortized deferred loan costs or fees. These loans could also include accrued and paid-in-kind interest and accrued exit fees that the Company determines are probable of being collected. Debt securities classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in “Accumulated other comprehensive income (loss)” on the Company’s consolidated balance sheets. Realized gains on the sale of available-for-sale securities are recorded in “Other income” in the Company’s combined and consolidated statements of operations.

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

Equity investments—Equity interests are accounted for pursuant to the equity method of accounting if the Company can significantly influence the operating and financial policies of an investee. The Company’s periodic share of earnings and losses in equity method investees is included in “Earnings from equity method investments” in the combined and consolidated statements of operations. Equity method investments are included in “Other investments” on the Company’s consolidated balance sheets. The Company also has equity interests that are not accounted for pursuant to the equity method of accounting. These equity interests are carried at cost, plus or minus any changes in value identified through observable comparable price changes in transactions in identical or similar investments of the same entity. These investments are included in “Other investments” on the Company’s consolidated balance sheets and the changes in fair value for these investments are included in “Unrealized gains (losses) on equity investments” in the combined and consolidated statements of operations.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements

Cash and cash equivalents — Cash and cash equivalents include cash held in bank accounts. Prior to the Spin-Off, certain of the entities included in the Company’s combined and consolidated financial statements did not have bank accounts for the periods presented, and certain cash transactions for the Company were transacted through bank accounts owned by iStar. Cash and cash equivalents presented on the Company’s consolidated balance sheets represents cash held in bank accounts directly attributable to the Company or cash held in bank accounts attributable to consolidated ventures (refer to Note 5).

Restricted cash — Restricted cash represents amounts required to be maintained for certain of the Company’s loans, real estate and land and development properties and also includes restricted cash attributable to consolidated ventures (refer to Note 5). Restricted cash is included in “Deferred expenses and other assets, net” on the Company’s consolidated balance sheets.

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

Deferred expenses and other assets / Accounts payable, accrued expenses and other liabilities—Deferred expenses and other assets include right-of-use operating lease assets, restricted cash, prepaid expenses, certain non-tenant receivables and leasing costs. Leasing costs that include brokerage, legal and other costs are amortized over the life of the respective leases and presented as an operating activity in the Company’s combined and consolidated statements of cash flows. Accounts payable, accrued expenses and other liabilities primarily includes unearned revenue, accrued expenses and operating lease liabilities.

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

Identified intangible assets and liabilities—Upon the acquisition of a business or an asset, the Company records intangible assets or liabilities acquired at their relative fair values and determines whether such intangible assets or liabilities have finite or indefinite lives. As of December 31, 2024, all such intangible assets and liabilities acquired by the Company have finite lives. Intangible assets are included in “Deferred expenses and other assets, net” and intangible liabilities are included in “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. The Company amortizes finite lived intangible assets and liabilities based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets, when applicable, are recorded in “Impairment of assets” in the Company’s combined and consolidated statements of operations.

Star Holdings

Notes to Combined and Consolidated Financial Statements

Revenue recognition—The Company’s revenue recognition policies are as follows:

Operating lease income: For the Company’s leases classified as operating leases, operating lease income is recognized on the straight-line method of accounting generally from the later of the date the lessee takes possession of the space or the space  is ready for its intended use. If the Company acquires a facility subject to an existing operating lease, the Company will recognize operating lease income on the straight-line method beginning on the date of acquisition. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease revenue recognized under this method and contractual lease payment terms is recorded as "Deferred operating lease income receivable, net" on the Company’s consolidated balance sheets.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements

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

Upon adoption of Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020, the Company implemented procedures to estimate its expected loss (“Expected Loss”) on its loans (including unfunded loan commitments) and held-to-maturity debt securities based on relevant information including historical realized loss rates, current market conditions and reasonable and supportable forecasts that affect the collectability of its investments. The estimate of the Company’s Expected Loss requires significant judgment and the Company analyzes its loan portfolio based upon its different categories of financial assets, which includes: (i) loans and held-to-maturity debt securities; and (ii) construction loans.

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

The Company made the accounting policy election to record accrued interest on its loan portfolio separate from its loans receivable and other lending investments and to exclude accrued interest from its amortized cost basis disclosures (refer to Note 6). As of December 31, 2024 and 2023, accrued interest was $0.9 million and $0.2 million, respectively,

Star Holdings

Notes to Combined and Consolidated Financial Statements

and is recorded in "Accrued interest and operating lease income receivable, net" on the Company’s consolidated balance sheets. The Company reverses any accrued interest as a reduction to interest income or recognizes a credit loss expense when a loan is placed on non-accrual status. As such, the Company elected the practical expedient to not record an allowance against accrued interest receivable. During the years ended December 31, 2024, 2023 and 2022, the Company did not reverse any accrued interest on its loan portfolio.

As of December 31, 2024, the Company did not have any non-performing loans. Loans receivable held for sale, if any, are carried at the lower of amortized cost or estimated fair value. The Company generally uses the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In some cases, the Company obtains external “as is” appraisals for loan collateral, generally when third party participations exist. Valuations are performed or obtained at the time a loan is determined to be impaired or designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. In limited cases, appraised values may be discounted when real estate markets rapidly deteriorate.

Management evaluates available-for-sale debt securities held in “Loans receivable and other lending investments, net” for impairment if the security’s fair value is less than its amortized cost. If the Company has an impaired security, it will then determine if: (1) the Company has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery; or (3) it does not expect to recover the entire amortized cost basis of the security. If the Company does not intend to sell the security, it is more likely than not that the entity will not be required to sell the security or it does not expect to recover its amortized cost, the Company will record an allowance for credit losses. The credit loss component of the allowance will be recorded (or reversed, if necessary), when applicable, as a “Provision for loan losses” in the Company’s combined and consolidated statements of operations, and the remainder of the allowance will be recorded in “Accumulated other comprehensive income (loss)” on the Company’s consolidated balance sheets.

Stock-based compensation— The Company does not have any stock-based compensation plans; however, prior to the Spin-Off, the Company has been allocated stock-based compensation expense from iStar, related to awards made to employees of iStar under its 2009 Long-Term Incentive Plan, for the years ended December 31, 2023 and 2022 (refer to Note 2).

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

For the year ended December 31, 2024, the Company recorded a deferred income tax benefit in the amount of $24.8 million related to a current net operating loss and unrealized losses on the Company’s equity investments. For the year ended December 31, 2024, the Company also recorded an offsetting income tax expense of $24.8 million to increase the valuation allowance to reflect the Company's deferred tax assets at their more likely than not net realizable value, which is zero as of December 31, 2024. For the year ended December 31, 2023, the Company recorded a deferred income tax expense in the amount of $2.5 million related primarily to the net effect of net operating losses associated with a predecessor entity that did not carryover and unrealized losses on the Company’s equity investments and impairments. For the year ended December 31, 2023, the Company also recorded an offsetting income tax benefit of $2.5 million to decrease the valuation allowance to reflect the Company's deferred tax assets at their more likely than

Star Holdings

Notes to Combined and Consolidated Financial Statements

not net realizable value, which is zero as of December 31, 2023. During the year ended December 31, 2022, the Company did not record a provision for income taxes because the benefit of operating losses incurred was offset by an increase in the valuation allowance. During the year ended December 31, 2024 and 2023, the Company paid $0.1 million and $0.1 million, respectively, in taxes.

The Company’s reconciliation of the income tax expense (benefit) if computed at the U.S. federal statutory income tax rate to the Company’s reported income tax expense (benefit) for the years ended December 31, 2024, 2023 and 2022 is as follows ($ in thousands):

	Years Ended December 31,
	2024	2023	2022
Net income (loss) from operations before income taxes	$(88,360)	$(196,290)	$(36,311)
Statutory federal tax rate	21%	21%	21%
Income tax expense (benefit) at statutory rates	(18,556)	(41,221)	(7,625)
State income taxes, net of federal benefit	(5,755)	(12,825)	(1,718)
Return to provision	(1,218)	—	—
Income eliminated for financial reporting	411	—	—
Tax effect of net losses reported on predecessor entities	—	22,631	—
State net operating loss limitations	—	1,137	(1,047)
Equity adjustments	346	—	(3,266)
Noncontrolling interests	(25)	(18)	(10)
Deferred intercompany transactions	—	408	—
Basis adjustments	—	32,370	—
Miscellaneous	28	—	—
State franchise and minimum taxes	2	—	—
Valuation allowance	24,769	(2,482)	13,666
Income tax (benefit) expense	$2	$—	$—

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

The Company had the following deferred tax assets (liabilities) as of December 31, 2024 and 2023 ($ in thousands):

	As of December 31,
	2024	2023
Basis differences	$26,620	$31,838
Deferred expense	461	949
Depreciation	665	1,101
Net operating loss carryforwards(1)	21,541	9,832
Mark-to-market cost method investments	33,369	16,926
Capitalized expenses	7,803	5,044
Valuation allowance	(90,459)	(65,690)
Deferred tax asset, net	$—	$—
(1)	The net operating loss (“NOL”) carryforwards can generally be used to offset both ordinary taxable income and capital gain net income in future years and are carried forward indefinitely. The deduction for NOL’s is limited to 80% of taxable income when utilized.

Star Holdings

Notes to Combined and Consolidated Financial Statements

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

Note 4—Real Estate

The Company’s real estate assets were comprised of the following ($ in thousands):

	As of
	December 31, 2024	December 31, 2023
Land, at cost	$5,570	$5,570
Buildings and improvements, at cost	92,548	91,911
Less: accumulated depreciation	(25,273)	(22,075)
Real estate, net	$72,845	$75,406

Dispositions —During the year ended December 31, 2024, the Company sold residential condominiums with a carrying value of $1.7 million that were transferred from land and development to real estate available and held for sale. The Company did not sell any real estate during the year ended December 31, 2023. During the year ended December 31, 2022, the Company sold an operating property with a carrying value of $14.4 million and recognized gains of $25.2 million in “Income from sales of real estate” in the Company’s combined and consolidated statements of operations.

Impairments—The Company did not record any impairments during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, the Company recognized an aggregate impairment of $1.8 million on an operating property based on the expected cash flows to be received.

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes and are included in “Operating lease income” in the Company’s combined and consolidated statements of operations. Tenant reimbursements were $1.7 million, $1.8 million and $3.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Star Holdings

Notes to Combined and Consolidated Financial Statements

Allowance for Doubtful Accounts—As of December 31, 2024 and 2023, the allowance for doubtful accounts related to real estate tenant receivables was $0.1 million and $0.1 million, respectively. These amounts are included in “Accrued interest and operating lease income receivable, net” on the Company’s consolidated balance sheets.

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, in effect as of December 31, 2024, are as follows by year ($ in thousands):

Year	Amount
2025	$4,157
2026	4,070
2027	1,349
2028	—
2029	—
Thereafter	—

Note 5—Land and Development

The Company’s land and development assets were comprised of the following ($ in thousands):

	As of
	December 31,	December 31,
	2024	2023
Land and land development, at cost	$186,271	$193,360
Less: accumulated depreciation	(9,827)	(11,966)
Total land and development, net	$176,444	$181,394

Dispositions—During the years ended December 31, 2024, 2023 and 2022, the Company sold land parcels and residential lots and units and recognized land development revenue of $60.0 million, $72.4 million and $61.8 million, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company recognized land development cost of sales of $48.7 million, $62.7 million and $63.4 million, respectively, from its land and development portfolio.

In September 2023, the Company sold land to a third-party and provided the buyer with a loan to finance the acquisition. The buyer had the option to prepay the loan in full on or before a specified date to receive a discounted purchase price. At origination, the Company recorded the loan based on the discounted purchase price since collection of the discounted portion of the sale was undetermined. The buyer elected to not prepay the loan and receive the discounted purchase price and, as such, the Company recorded additional land development revenue during the year ended December 31, 2024. The loan to the buyer is included in “Loans receivable and other lending investments, net” on the Company’s consolidated balance sheets.

In December 2023, the Company transferred the ownership interests in a subsidiary land owner to a third-party venture (the “Venture”) for its development and construction of a multifamily project in Asbury Park, NJ (the “Project”). In connection with this transfer, the Company (i) provided the Venture with a $10.6 million mezzanine loan that was fully funded at closing, is secured by the ownership interests in the subsidiary land owner and matures in June 2033; and (ii) provided a completion and carry guaranty on the Venture’s $80.0 million senior construction mortgage loan (refer to Note 9) with a third-party lender in return for a fee. The Company is a non-member manager of the Venture and is entitled to certain fees, but otherwise has no expected member-related economics. Until the mezzanine loan is repaid and the guaranties are released, the Company controls all decision-making of the Venture. The Venture is responsible for the funding and performance of all development and construction activities and the Company is not obligated to provide any capital contributions to the Venture.  At closing, the third-party members provided $21.0 million in cash capital contributions to the Venture, exclusive of a $3.0 million deferred profits interest, which combined represent the total equity capitalization. The Company determined that the Venture (and its consolidated subsidiaries developing the Project) is a VIE for which the Company is the primary beneficiary and thus consolidated it under ASC 810. As a result, for accounting purposes, the Project will be recorded on the Company’s combined and consolidated financial statements and the mezzanine loan eliminates in consolidation. The $21.0 million in third-party cash capital contributions to the Venture

Star Holdings

Notes to Combined and Consolidated Financial Statements

represents noncontrolling interests in the Company’s consolidated balance sheet. The Company expects this consolidation treatment to continue until the mezzanine loan is paid in full by the Venture and the Company’s senior loan guaranties are released by the lender.

In October 2024, the Company sold a land parcel to a third-party and provided the buyer with a loan to finance the acquisition. The loan has an initial maturity date of one year from the date of closing and has a one-year extension option at the borrower’s discretion, subject to certain conditions. The loan to the buyer is included in “Loans receivable and other lending investments, net” on the Company’s consolidated balance sheets.

Impairments—During the year ended December 31, 2022, the Company recorded an impairment of $12.7 million on a land and development asset due to a change in business strategy.

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company’s loans receivable and other lending investments by class ($ in thousands):

	As of
	December 31, 2024	December 31, 2023
Loans
Senior mortgages	$20,800	$2,550
Subordinate mortgages	15,266	14,266
Subtotal - gross carrying value of loans	36,066	16,816
Other lending investments
Available-for-sale debt securities	15,376	4,579
Subtotal - other lending investments	15,376	4,579
Total gross carrying value of loans receivable and other lending investments	51,442	21,395
Allowance for loan losses	(1,118)	(497)
Total loans receivable and other lending investments, net	$50,324	$20,898

Star Holdings

Notes to Combined and Consolidated Financial Statements

Allowance for Loan Losses—Changes in the Company’s allowance for loan losses were as follows for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	General Allowance
			Held to
	Construction		Maturity Debt	Specific
Year Ended December 31, 2024	Loans	Loans	Securities	Allowance	Total
Allowance for loan losses at beginning of period	$—	$497	$—	$—	$497
Provision for (recovery of) loan losses(1)	—	621	—	—	621
Allowance for loan losses at end of period	$—	$1,118	$—	$—	$1,118

Year Ended December 31, 2023
Allowance for loan losses at beginning of period	$92	$437	$—	$396	$925
Provision for (recovery of) loan losses(1)	(92)	60	—	(396)	(428)
Allowance for loan losses at end of period	$—	$497	$—	$—	$497

Year Ended December 31, 2022
Allowance for loan losses at beginning of period	$1,213	$676	$2,304	$576	$4,769
Provision for (recovery of) loan losses(1)	(725)	(239)	—	46,034	45,070
Transfers	(396)	—	(2,304)	2,700	—
Charge-offs(1)	—	—	—	(48,914)	(48,914)
Allowance for loan losses at end of period	$92	$437	$—	$396	$925
(1)	During the year ended December 31, 2024, the Company recorded a provision for loan losses of $0.6 million, which was due primarily to the origination of a loan in October 2024 (refer to Note 5). During the year ended December 31, 2023, the Company recorded a provision for loan losses of $1.7 million in its combined and consolidated statements of operations. The provision in 2023 was due primarily to a $2.2 million provision on the sale of a loan held for sale, which was partially offset by a recovery of loan losses due to the repayment of loans during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recorded a provision for loan losses of $45.0 million in its combined and consolidated statements of operations. The provision in 2022 was due primarily to a $22.2 million specific provision on the Company’s held-to-maturity debt security, which was recorded at its repayment proceeds and a provision of $23.8 million on one loan prior to it being transferred to held for sale.

Star Holdings

Notes to Combined and Consolidated Financial Statements

The Company’s investment in loans and other lending investments and the associated allowance for loan losses were as follows ($ in thousands):

As of December 31, 2024
Loans	$36,066
Less: Allowance for loan losses	(1,118)
Total	$34,948
As of December 31, 2023
Loans	$16,816
Less: Allowance for loan losses	(497)
Total	$16,319

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

The Company’s amortized cost basis in performing senior mortgages and subordinate mortgages, presented by year of origination and by credit quality, as indicated by risk rating, was as follows as of December 31, 2024 ($ in thousands):

Year of Origination
	2024	2023	2022	2021	2020	Prior to 2020	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	17,750	3,050	—	—	—	—	20,800
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$17,750	$3,050	$—	$—	$—	$—	$20,800
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	15,266	15,266
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$15,266	$15,266
Total	$17,750	$3,050	$—	$—	$—	$15,266	$36,066

Star Holdings

Notes to Combined and Consolidated Financial Statements

The Company’s amortized cost basis in performing senior mortgages and subordinate mortgages, presented by year of origination and by credit quality, as indicated by risk rating, was as follows as of December 31, 2023 ($ in thousands):

Year of Origination
	2023	2022	2021	2020	2019	Prior to 2019	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	2,550	—	—	—	—	—	2,550
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal(1)	$2,550	$—	$—	$—	$—	$—	$2,550
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	14,266	14,266
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$14,266	$14,266
Total	$2,550	$—	$—	$—	$—	$14,266	$16,816

The Company’s amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

		Less Than	Greater
		or Equal	Than	Total
	Current	to 90 Days	90 Days	Past Due	Total
As of December 31, 2024
Senior mortgages	$20,800	$—	$—	$—	$20,800
Subordinate mortgages	15,266	—	—	—	15,266
Total	$36,066	$—	$—	$—	$36,066
As of December 31, 2023
Senior mortgages	$2,550	$—	$—	$—	$2,550
Subordinate mortgages	14,266	—	—	—	14,266
Total	$16,816	$—	$—	$—	$16,816

Star Holdings

Notes to Combined and Consolidated Financial Statements

Other lending investments—Other lending investments includes the following securities ($ in thousands):

			Net		Net
		Amortized	Unrealized	Estimated	Carrying
	Face Value	Cost Basis	Gain (Loss)	Fair Value	Value
As of December 31, 2024
Available-for-sale securities
Municipal debt securities(1)	$15,480	$15,480	$(104)	$15,376	$15,376
Total	$15,480	$15,480	$(104)	$15,376	$15,376
As of December 31, 2023
Available-for-Sale Securities
Municipal debt securities(1)	$4,220	$4,220	$359	$4,579	$4,579
Total	$4,220	$4,220	$359	$4,579	$4,579
(1)	In September 2023, the Company acquired two securities for $4.2 million. In February 2024, the Company acquired one security for $0.8 million. In May 2024, the Company acquired three securities for $8.2 million. In October 2024, the Company acquired one security for $2.3 million. During the year ended December 31, 2022, the Company sold available-for-sale securities and recognized a gain of $2.9 million, which is recorded in “Other income” in the Company’s combined and consolidated statements of operations. During the year ended December 31, 2022, the Company received $75.0 million of repayments and recorded a $22.2 million provision in ‘Provision for (recovery of) loan losses” in its combined and consolidated statements of operations on a debt security.

As of December 31, 2024, the contractual maturities of the Company’s securities were as follows ($ in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Maturities
Within one year	$—	$—
After one year through 5 years	—	—
After 5 years through 10 years	—	—
After 10 years	15,480	15,376
Total	$15,480	$15,376

Star Holdings

Notes to Combined and Consolidated Financial Statements

Note 7—Other Investments

The Company’s other investments and its proportionate share of earnings (losses) from equity investments were as follows ($ in thousands):

			Earnings from
	Carrying Value		Equity Method Investments
	as of		For the Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2024	2023	2022
Safehold Inc. ("Safe")(1)	$249,899	$316,430	$—	$1,089	$33,261
Other real estate and strategic equity investments(2)	—	21	—	29,736	12,365
Total	$249,899	$316,451	$—	$30,825	$45,626
(1)	As of December 31, 2024, the Company owned 13.5 million shares of Safe common stock which, based on the closing price of $18.48 on December 31, 2024, had a market value of $249.9 million. The Company does not have significant influence over Safe and accounts for its investment in Safe as an equity investment under ASC 321 – Investments – Equity Securities (“ASC 321”), which requires that the Company adjust its investment in Safe to fair value through income at each reporting period. As such, the Company recognized an unrealized gain (loss) on equity investments of ($66.5) million and ($171.4) million, respectively, in its combined and consolidated statements of operations for the years ended December 31, 2024 and 2023. Prior to the Spin-Off, iStar accounted for its investment in Safe as an equity method investment under ASC 323 – Investments – Equity Method and Joint Ventures (“ASC 323”) due to its ability to exercise significant influence. Pursuant to ASC 323-10-40-1, an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. For the year ended December 31, 2022, equity in earnings includes $0.3 million of dilution gains resulting from Safe equity offerings. As of December 31, 2022, the Company was allocated ownership of approximately 15.2 million shares of Safe common stock from iStar. The allocation was adjusted based upon the final terms of the Spin-Off on March 31, 2023, and the Company’s investment basis was reduced by approximately 1.8 million shares with a carrying value of approximately $65.6 million, which was adjusted against additional paid-in capital within equity.
(2)	During the year ended December 31, 2023, earnings from equity method investments was primarily from asset sales at the ventures. During the year ended December 31, 2022, one of the Company’s real estate equity investments closed on the sale of a multifamily property. The Company received a distribution of $15.9 million from the sale and recognized a gain of $11.5 million in “Earnings from equity method investments” in the Company’s combined and consolidated statements of operations. In April 2022, the Company exchanged its 50% equity interest with a carrying value of $4.4 million in a venture that owned a hotel property for land underlying the property with an in-place Ground Lease valued at $9.0 million and recorded a gain of $4.6 million in “Earnings from equity method investments” in the combined and consolidated statements of operations. Subsequently, the Company sold the Ground Lease on the land to Safe for $9.0 million and did not recognize any gain or loss on the sale.

Safehold Inc.—Safe is a publicly-traded company that acquires, owns, manages, finances and capitalizes ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). As of December 31, 2024, the Company owned approximately 13.5 million shares, or 18.9%, of Safe’s outstanding common stock. The Company accounts for its investment in the Safe Shares as an equity investment due to the terms of the governance agreement described below.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements

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

The Management Agreement has an annual term that automatically renews on March 31 of each year. The Company pays a fixed cash management fee and reimburses the Manager for third party expenses incurred in connection with its services. The Company paid the Manager management fees of $25.0 million for the term ended March 31, 2024. The annual fee declines to $15.0 million, $10.0 million and $5.0 million, respectively, in each of the following annual terms, and adjusts to 2.0% of the gross book value of the Company’s assets, excluding the Safe Shares, thereafter. During the years ended December 31, 2024 and 2023, the Company recorded $17.5 million and $19.7 million, respectively, of management fees to the Manager.

The Management Agreement may be terminated by the Company without cause by not less than one hundred eighty days’ written notice to the Manager upon the affirmative vote of at least two-thirds of the Company’s independent trustees, provided, however, that if the date of termination occurs prior to the fourth anniversary of the Spin-Off, the termination will be subject to payment of the applicable termination fee to the Manager. The Company may also terminate the Management Agreement at any time, including during the initial term, with 30 days’ prior written notice from the Company’s board of trustees for “cause,” as defined in the Management Agreement.

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

In the event of a termination by the Manager based on a reduction in the amount of the Company’s combined and consolidated assets below designated thresholds, the Company will pay the Manager a termination fee of $15.0 million if the termination occurs in the second year and $5.0 million if the termination occurs in the third year, in each case, plus the balance of any unpaid portion of the annual management fee for the applicable year.

Governance Agreement—The Company and Safe entered into a governance agreement (the “Governance Agreement”) in order to establish various arrangements and restrictions with respect to the governance of the Company and certain rights and restrictions with respect to the Safe Shares owned by the Company.

Pursuant to the terms of the Governance Agreement, the Company and its subsidiaries were subject to customary restrictions on the transfer of Safe Shares held by the Company for the first nine months of the agreement. Furthermore, the Company and its subsidiaries are prohibited from transferring at any time any the Safe Shares held by the Company or its subsidiaries to any person who is known by the Company or its subsidiaries to be an “Activist” or “Company Competitor” (as such terms are defined in the Governance Agreement), or to any group that, to the knowledge of the Company or its subsidiaries, includes as “Activist” or “Company Competitor,” without first obtaining the Safe’s prior written consent.

Star Holdings

Notes to Combined and Consolidated Financial Statements

During a “restrictive period” which lasts until the earliest to occur of (i) the effective date on which Safe terminates the Management Agreement; or (ii) the date on which the Company beneficially own less than 7.5% of Safe’s outstanding common stock and Safe is no longer the Company’s external manager; or (iii) a Change of Control of Safe (as defined in the Governance Agreement), the Company and its directly or indirectly wholly owned subsidiaries are required to vote the Safe Shares in accordance with the recommendations of the board of directors of Safe. The Company has irrevocably designated and appointed the board of directors of Safe as its sole and exclusive attorney-in-fact and proxy with full power of substitution and re-substitution to exercise the voting power of its shares of Safe in accordance with these requirements. The Company will also be subject to certain standstill agreements during the restrictive period. The terms of such standstill agreements will restrict the Company from making certain acquisitions of Safe securities, seeking representation on Safe’s board of directors, participating in the solicitation of proxies or written consents of Safe shareholders, and taking other actions which could seek to influence or result in a change of control of Safe or cause or require Safe to make certain public announcements, except as permitted by the governance agreement or with the prior written consent of the independent directors of the board of directors of Safe.

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

Summarized investee financial information—The following table presents the investee level summarized financial information of the Company’s equity method investments ($ in thousands):

	As of December 31,			For the Years Ended December 31,
	2024	2023		2024	2023	2022
Balance Sheets			Income Statements
Total assets	$—	$641	Revenues	$—	$86,894	$625,162
Total liabilities	—	703	Expenses	—	(78,462)	(237,343)
Noncontrolling interests	—	—	Net income (loss) attributable to parent entities	—	47,673	378,557
Total equity (deficit) attributable to parent entities	—	(62)

During the year ended December 31, 2022, Safe represented a significant subsidiary of the Company. For detailed financial information regarding Safe, please refer to its financial statements, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov under the ticker symbol "SAFE" and are incorporated herein by reference.

Star Holdings

Notes to Combined and Consolidated Financial Statements

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):(1)

	As of
	December 31, 2024	December 31, 2023
Other assets(1)	$8,233	$8,882
Operating lease right-of-use assets(2)	924	1,380
Restricted cash	10,589	10,051
Other receivables	2,459	1,865
Leasing costs, net(3)	69	101
Intangible assets, net(4)	127	180
Deferred expenses and other assets, net	$22,401	$22,459
(1)	As of December 31, 2024 and 2023, other assets primarily includes prepaid expenses and dividends receivable from Safe.
(2)	Right-of use lease assets initially equal the lease liability. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s combined and consolidated statements of operations. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $0.5 million, $0.5 million and $0.7 million, respectively, in “Real estate expense” in its combined and consolidated statements of operations relating to operating leases.
(3)	Accumulated amortization of leasing costs was $0.2 million and $0.2 million as of December 31, 2024 and 2023, respectively.
(4)	Intangible assets, net includes above market and in-place lease assets related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $0.2 million and $0.2 million as of December 31, 2024 and 2023, respectively. The amortization of above market leases decreased operating lease income in the Company’s combined and consolidated statements of operations by $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. These intangible lease assets are amortized over the remaining term of the lease. The amortization expense for in-place leases was $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are included in “Depreciation and amortization” in the Company’s combined and consolidated statements of operations. As of December 31, 2024, the weighted average remaining amortization period for the Company’s intangible assets was approximately 2.2 years.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):(1)

	As of
	December 31, 2024	December 31, 2023
Other liabilities(1)	$33,300	$35,010
Accrued expenses	11,917	5,914
Operating lease liabilities (see table above)	1,093	1,538
Accounts payable, accrued expenses and other liabilities	$46,310	$42,462
(1)	As of December 31, 2024, “Other liabilities” includes $20.6 million of deferred income, $4.8 million of management fees due Safe and $5.7 million of other payables related to real estate properties. As of December 31, 2023, "Other liabilities" includes $20.1 million of deferred income, $7.2 million of management fees due Safe and $4.9 million of other payables related to real estate properties.

Star Holdings

Notes to Combined and Consolidated Financial Statements

Note 9—Debt Obligations, net

The Company’s debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated	Scheduled
	December 31, 2024	December 31, 2023	Interest Rates	Maturity Date(1)
Debt obligations:
Safe Credit Facility	$115,000	$115,000	8.00%	March 2027
Margin Loan Facility(2)	89,175	81,914	SOFR plus 3.00%	March 2026
Senior Construction Mortgage Loan	15,815	—	SOFR plus 6.85%	December 2027
Total debt obligations	219,990	196,914
Debt discounts and deferred financing costs, net	(2,641)	(4,019)
Total debt obligations, net(3)	$217,349	$192,895
(1)	Represents the extended maturity date, if applicable.
(2)	The Company elected to pay interest in kind (“PIK”) in respect of interest payments payable for each quarter of 2024, all of which was added to the principal balance on the Margin Loan Facility. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which the Company makes a PIK election.
(3)	During the years ended December 31, 2024 and 2023, the Company capitalized interest expense on qualifying real estate assets of $2.7 million and $2.1 million, respectively.

Future Scheduled Maturities—As of December 31, 2024, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

2025	$—
2026	89,175
2027	130,815
2028	—
2029	—
Thereafter	—
Total principal maturities	219,990
Unamortized discounts and deferred financing costs, net	(2,641)
Total debt obligations, net	$217,349

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

During the years ended December 31, 2024 and 2023, the Company incurred $9.6 million and $7.2 million, respectively, of interest expense gross of amounts capitalized on the Safe Credit Facility, which is included in “Interest expense – related party” in the Company’s combined and consolidated statements of operations.

Margin Loan Facility—On March 31, 2023, STAR Investment Holdings SPV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company ("STAR SPV"), as borrower, entered into a margin loan agreement providing for a three-year, $140.0 million senior secured margin loan facility (as amended from time to time, the "Margin Loan Facility"), with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. LLC, as

Star Holdings

Notes to Combined and Consolidated Financial Statements

calculation agent, and Morgan Stanley Bank, N.A., as initial lender. STAR SPV drew the full amount of the Margin Loan Facility on March 31, 2023 and directed that approximately $88.0 million of the proceeds be applied to redeem iStar’s senior unsecured notes due 2024, 2025 and 2026. The Company repaid $60.0 million principal amount of the Margin Loan Facility through December 31, 2024. The Margin Loan Facility is secured by a first priority pledge of 12.9 million Safe Shares as of December 31, 2024 and has a maturity of March 31, 2026.

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

Senior Construction Mortgage Loan—In December 2023, the Venture (refer to Note 5) entered into an $80.0 million senior construction mortgage loan (the “Loan”). The Loan has a 3-year term with one 12-month extension option subject to a 1.0% fee. The Loan is interest only during the term and accrues interest at SOFR + 6.85% (with a SOFR floor of 3.65%) and features a 1.0% origination fee and a 1.85% exit fee, both on the total loan commitment. As of December 31, 2024, the Loan had an outstanding principal balance of $15.8 million.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements

Note 10—Commitments and Contingencies

Commitments—Future minimum lease obligations under non-cancelable operating leases as of December 31, 2024 are as follows ($ in thousands):

2025	$486
2026	486
2027	162
2028	—
2029	—
Thereafter	—
Total undiscounted cash flows	1,134
Present value discount(1)	(41)
Lease liabilities	$1,093
(1)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at inception at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 3.0% and the weighted average remaining lease term is 2.3 years.

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

All of the Company’s real estate and assets collateralizing its loans receivable are located in the United States. As of December 31, 2024, the Company’s portfolio contains concentrations in the following property types: entertainment/leisure, land and development, hotel, retail and the Safe Shares.

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

Note 12—Equity

Common Stock—On March 31, 2023, in connection with the Spin-Off, iStar distributed 100% of the common shares of beneficial interest in the Company to holders of common stock of iStar ("iStar Common Stock") by way of a pro rata distribution of 0.153 common shares of the Company for each outstanding share of iStar Common Stock held on the record date of the distribution.  As of December 31, 2024, the Company has one class of common stock with 13,319,552 shares outstanding.

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

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) reflected in the Company’s shareholders’ equity is comprised of the Company’s unrealized gains or losses on the Company’s available-for-sale securities. The Company does not have any derivatives as of December 31, 2024.

Note 13—Earnings Per Share

The following table presents a reconciliation of net income (loss) used in the basic and diluted earnings per share (“EPS”) calculations ($ in thousands, except for per share data):

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss)	$(88,362)	$(196,290)	$(36,311)
Net (income) loss from operations attributable to noncontrolling interests	1,607	(66)	(37)
Net income (loss) allocable to common shareholders	$(86,755)	$(196,356)	$(36,348)

	For the Years Ended December 31,
	2024	2023	2022
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) allocable to common shareholders	$(86,755)	$(196,356)	$(36,348)

Denominator for basic and diluted earnings per share:(1)
Weighted average common shares outstanding for basic and diluted earnings per common share	13,320	13,320	13,320

Basic and diluted earnings per common share:
Net income (loss) allocable to common shareholders	$(6.51)	$(14.74)	$(2.73)
(1)	For all periods presented prior to the Spin-Off, the weighted average shares outstanding for the EPS calculation assumes the pro rata distribution of 0.153 common shares of the Company’s common stock for each outstanding share of iStar Common Stock on the record date of the distribution were issued and outstanding.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements

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

The following fair value hierarchy table summarizes the Company’s assets recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

	Fair Value Using
		Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2024
Recurring basis:
Available-for-sale debt securities(1)	$15,376	$—	$—	$15,376
Other investments (refer to Note 7)	249,899	249,899	—	—

As of December 31, 2023
Non-recurring basis:
Available-for-sale debt securities(1)	$4,579	$—	$—	$4,579
Other investments (refer to Note 7)	316,430	316,430	—	—
(1)	The fair value of the Company’s available-for-sale debt securities are based upon unadjusted third-party broker quotes and are classified as Level 3.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company’s consolidated balance sheets for the years ended December 31, 2024 and 2023 ($ in thousands):

	2024	2023
Beginning balance	$4,579	$—
Purchases	11,260	4,220
Unrealized gain (loss) recorded in other comprehensive income (loss)	(463)	359
Ending balance	$15,376	$4,579

Star Holdings

Notes to Combined and Consolidated Financial Statements

Fair values of financial instruments—The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of December 31, 2024		As of December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Loans receivable and other lending investments, net(1)	$50	$49	$21	$17
Cash and cash equivalents(2)	35	35	51	51
Restricted cash(2)	11	11	10	10

Liabilities
Debt obligations, net(1)	217	222	193	193
(1)	The fair value of the Company’s loans receivable and other lending investments, net and debt obligations, net are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values. Restricted cash is recorded in “Deferred expenses and other assets, net” on the Company’s consolidated balance sheet. The fair value of the Company’s cash and cash equivalents and restricted cash are classified as Level 1 within the fair value hierarchy.

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

Loans receivable and other lending investments, net—The Company estimates the fair value of its performing loans and other lending investments using a discounted cash flow methodology. This method discounts estimated future cash flows using rates management determines best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The Company determined that the significant inputs used to value its loans and other lending investments fall within Level 3 of the fair value hierarchy. For certain lending investments, the Company uses market quotes, to the extent they are available, that fall within Level 2 of the fair value hierarchy or broker quotes that fall within Level 3 of the fair value hierarchy.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements

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

Note 15—Segment Reporting

The Company operates its business through one reportable and operating segment that focuses on realizing value for shareholders primarily by generating cash flows through active asset management and sales of its existing loans, operating properties and land and development properties. The Company’s chief executive officer is the chief operating decision maker (“CODM”) and uses net income (loss), as reported on the Company’s combined and consolidated statements of operations, to measure segment operating performance and allocate resources. All of the Company’s expenses are included in segment operating performance and are reviewed regularly. The measure of segment assets is reported on the Company’s consolidated balance sheets as total assets.

Note 16—Subsequent Events

Subsequent to December 31, 2024, the Company repaid $5.0 million principal amount of the Margin Loan Facility and pledged an additional 0.6 million Safe Shares as collateral for the Margin Loan Facility (refer to Note 9). As of the date of this filing, all Safe Shares owned by the Company serve as collateral for the Margin Loan Facility.

Star Holdings

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2024

($ in thousands)

		Initial Cost to		Cost	Gross Amount Carried
		Company		Capitalized	at Close of Period						Depreciable
			Building and	Subsequent to		Building and		Accumulated		Date	Life
Description	Encumbrances	Land	Improvements	Acquisition(1)	Land	Improvements	Total	Depreciation		Acquired	(Years)

LAND:
California	$—	$28,464	$2,836	$(30,716)	$584	$—	$584	$-		2010	—
New Jersey	—	43,300	—	19,302	62,602	—	62,602	1,336	(2)	2009	—
New Jersey	—	3,992	—	(1,837)	2,155	—	2,155	—		2009	—
New Jersey	—	—	—	42,675	42,675	—	42,675	—		2023	—
New Jersey	—	111	5,954	3,040	3,151	5,954	9,105	—		2009	—
New York	—	58,900	—	(44,523)	14,377	—	14,377	—		2011	—
Virginia	—	70,001	—	(15,228)	54,773	—	54,773	8,491	(2)	2009	—
Subtotal	—	204,768	8,790	(27,287)	180,317	5,954	186,271	9,827

RETAIL:
Illinois	$—	$—	$336	$326	$—	$662	$662	$422		2010	40.0
Virginia	—	—	2,137	—	—	2,137	2,137	480		2009	40.0
Subtotal	—	—	2,473	326	—	2,799	2,799	902

HOTEL:
New Jersey	$—	$297	$18,299	$4,189	$297	$22,488	$22,785	$6,503		2019	40.0
New Jersey	—	120	6,548	34	120	6,582	6,702	911		2019	40.0
New Jersey	—	3,815	40,194	5,578	3,815	45,772	49,587	13,809		2016	40.0
Subtotal	—	4,232	65,041	9,801	4,232	74,842	79,074	21,223

ENTERTAINMENT:
New Jersey	$—	$750	$10,670	$931	$750	$11,601	$12,351	$2,244		2017	40.0
New York	—	588	3,144	162	587	3,307	3,894	904		2013	40.0
Subtotal	—	1,338	13,814	1,093	1,337	14,908	16,245	3,148

TOTAL (3)	$—	$210,338	$90,118	$(16,067)	$185,886	$98,503	$284,389	$35,100

(1)	Includes impairments and unit sales.
(2)	These properties have land improvements which have depreciable lives of 15 to 20 years.
(3)	The aggregate cost for Federal income tax purposes was approximately $0.35 billion at December 31, 2024.

Star Holdings

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2024

($ in thousands)

The following table reconciles real estate from January 1, 2022 to December 31, 2024:

	2024	2023	2022
Balance at January 1	$290,841	$338,320	$	$ 415,963
Improvements and additions	45,901	13,638		21,430
Dispositions	(52,353)	(61,117)		(85,450)
Impairments	—	—		(13,623)
Balance at December 31	$284,389	$290,841		$338,320

The following table reconciles accumulated depreciation from January 1, 2022 to December 31, 2024:

	2024	2023	2022
Balance at January 1	$(34,041)	$(29,808)	$(36,702)
Additions	(4,065)	(4,453)	(4,555)
Dispositions	3,006	220	11,449
Balance at December 31	$(35,100)	$(34,041)	$(29,808)

Star Holdings

Schedule IV—Mortgage Loans on Real Estate

As of December 31, 2024

($ in thousands)

						Face	Carrying	Principal Amount of
		Contractual	Effective	Periodic		Amount	Amount	Mortgages Subject to
	Underlying	Interest	Maturity	Payment	Prior	of	of	Delinquent Principal
Type of Loan/Borrower	Property Type	Rates	Dates	Terms(1)	Liens	Mortgages	Mortgages(2)	or Interest
Senior Mortgages:
Borrower A	Land	Fixed: 8.00%	March 2025	IO	—	$3,050	$2,955	$—
Borrower B	Land	Fixed: 11.82%	October 2026	P&I	—	17,750	17,200	—
Subtotal						20,800	20,155	—

Subordinate Mortgages:
Borrower C	Hotel	Fixed: 6.80%	September 2057	IO	—	15,266	14,793	—
Subtotal						15,266	14,793	—
Total mortgages						$36,066	$34,948	$—
(1)	IO = Interest only. P&I = principal and interest.
(2)	The carrying amount of mortgages approximated the federal income tax basis.

Star Holdings

Schedule IV—Mortgage Loans on Real Estate (Continued)

As of December 31, 2024

($ in thousands)

Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans on Real Estate from January 1, 2022 to December 31, 2024:(1)

	2024	2023	2022
Balance at January 1	$16,816	$86,834	$211,488
Additions:
New mortgage loans	17,750	2,550	—
Additions under existing mortgage loans	500	2,167	6,482
Other(2)	1,000	811	4,233
Deductions(3):
Collections of principal	—	(73,775)	(111,112)
(Provision for) recovery of loan losses(4)	—	(1,771)	(24,237)
Amortization of premium	—	—	(20)
Balance at December 31	$36,066	$16,816	$86,834
(1)	Balances represent the carrying value of loans, which are net of asset specific allowances.
(2)	Amount includes amortization of discount and deferred interest capitalized.
(3)	Amounts are presented net of charge-offs for the years ended December 31, 2023 and 2022.
(4)	Excludes general allowances.

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

Based upon their evaluation as of December 31, 2024, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.

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

Based on management’s assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2024.

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

PART III

Item 10.   Directors, Executive Officers and Corporate Governance of the Registrant

Portions of the Company’s definitive proxy statement for the 2025 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 11.   Executive Compensation

Portions of the Company’s definitive proxy statement for the 2025 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Portions of the Company’s definitive proxy statement for the 2025 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 13.   Certain Relationships, Related Transactions and Director Independence

Portions of the Company’s definitive proxy statement for the 2025 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

Portions of the Company’s definitive proxy statement for the 2025 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

INDEX TO EXHIBITS

Exhibit Number	Document Description
2.1

Separation and Distribution Agreement, dated as of March 31, 2023, by and between iStar Inc. and Star Holdings (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on March 31, 2023)

3.1	Amended and Restated Declaration of Trust of Star Holdings (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on March 31, 2023)
3.2	Amended and Restated Bylaws of Star Holdings (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on March 31, 2023)
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K filed on February 27, 2024)
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
10.3

Registration Rights Agreement, dated as of March 31, 2023, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 31, 2023)

10.4

Amended and Restated Credit Agreement, dated as of March 31, 2023, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 11, 2023)

10.5

First Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2023, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 6, 2023)

10.6

Margin Loan Agreement, dated as of March 31, 2023, by and among Star Investment Holdings SPV LLC, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc. and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on March 31, 2023)

10.7

Amendment No. 1 to Margin Loan Agreement, dated as of October 6, 2023, among Star Investment Holdings SPV LLC, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc. and Morgan Stanley & Co. LLC. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 6, 2023)

10.8

Amendment No. 2 to Margin Loan Agreement, dated as of September 30, 2024, among Star Investment Holdings SPV LLC, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc. and Morgan Stanley & Co. LLC. (incorporated by reference to Exhibit 10.1 to Current Report on Form 10-Q filed on November 5, 2024)

10.9

Amendment No. 3 to Margin Loan Agreement, dated as of January 23, 2025, among Star Investment Holdings SPV LLC, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc. and Morgan Stanley & Co. LLC

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on March 31, 2023)
19.1	Star Holdings Insider Trading Compliance Policy and Procedures
21.1	Subsidiaries of the Company.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
97.0	Star Holdings Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.0 to Annual Report on Form 10-K filed February 27, 2024)
101*	Interactive data file
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

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

Star Holdings.
Registrant
Date:	February 18, 2025	/s/ JAY SUGARMAN
Jay Sugarman
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 18, 2025	/s/ JAY SUGARMAN
Jay Sugarman
Chief Executive Officer

Date:	February 18, 2025	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial and accounting officer)

Date:	February 18, 2025	/s/ CLIFFORD DE SOUZA
Clifford De Souza
Trustee

Date:	February 18, 2025	/s/ RICHARD LIEB
Richard Lieb
Trustee

Date:	February 18, 2025	/s/ NINA MATIS
Nina Matis
Trustee