Form 10-Q
period 2025-03-31
Star Holdings
filed 2025-05-12
CIK 1953366

Consolidate

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2025
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

As of May 9, 2025, there were 13,319,552 shares, $0.001 par value per share, of Star Holdings common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Star Holdings

Consolidated Balance Sheets

(In thousands, except per share data)(1)

(unaudited)

	As of
	March 31,	December 31,
	2025	2024
ASSETS
Real estate
Real estate, at cost	$98,423	$98,118
Less: accumulated depreciation	(25,977)	(25,273)
Real estate, net	72,446	72,845
Land and development, net	189,478	176,444
Loans receivable and other lending investments, net ($981 and $1,118 of allowances as of March 31, 2025 and December 31, 2024, respectively)	47,084	50,324
Other investments	253,144	249,899
Cash and cash equivalents	30,308	34,957
Accrued interest and operating lease income receivable, net	807	1,115
Deferred operating lease income receivable, net	612	670
Deferred expenses and other assets, net	24,357	22,401
Total assets	$618,236	$608,655
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$50,405	$46,310
Debt obligations, net	231,462	217,349
Total liabilities	281,867	263,659
Commitments and contingencies (refer to Note 10)
Equity:
Star Holdings shareholders' equity:
Common Stock, $0.001 par value, 200,000 shares authorized, 13,320 and 13,320 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	13	13
Additional paid-in capital	607,623	607,623
Accumulated deficit	(290,800)	(283,196)
Accumulated other comprehensive income (loss)	(698)	(104)
Star Holdings shareholders' equity	316,138	324,336
Noncontrolling interests	20,231	20,660
Total equity	336,369	344,996
Total liabilities and equity	$618,236	$608,655
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).
(2)	As of March 31, 2025 and December 31, 2024, includes $4.8 million and $4.8 million, respectively, of management fees and other payables due to Safe (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Operating lease income	$1,854	$1,881
Interest income	1,099	389
Other income(1)	6,488	6,551
Land development revenue	5,183	16,615
Total revenues	14,624	25,436
Costs and expenses:
Interest expense	1,584	1,708
Interest expense - related party	2,179	2,088
Real estate expense	9,694	11,776
Land development cost of sales	6,827	12,346
Depreciation and amortization	977	1,183
General and administrative(2)	4,718	7,393
Provision for (recovery of) loan losses	(137)	17
Other expense	3	56
Total costs and expenses	25,845	36,567
Unrealized gains (losses) on equity investments	3,245	(37,863)
Income (loss) from operations before other items and income taxes	(7,976)	(48,994)
Loss on early extinguishment of debt, net	(70)	—
Net income (loss) from operations before income taxes	(8,046)	(48,994)
Income tax expense	—	(2)
Net income (loss)	(8,046)	(48,996)
Net (income) loss from operations attributable to noncontrolling interests	442	15
Net income (loss) allocable to common shareholders	$(7,604)	$(48,981)
Per common share data:
Net income (loss) allocable to common shareholders
Basic and diluted	$(0.57)	$(3.68)

Weighted average number of common shares:
Basic and diluted	13,320	13,320
(1)	For the three months ended March 31, 2025 and 2024, includes $2.0 million and $2.0 million, respectively, of revenues from hotel properties.
(2)	For the three months ended March 31, 2025 and 2024, includes $3.8 million and $6.3 million, respectively, of management fees incurred to related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net income (loss)	$(8,046)	$(48,996)
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities	(594)	(153)
Other comprehensive income (loss)	(594)	(153)
Comprehensive income (loss)	(8,640)	(49,149)
Comprehensive (income) loss attributable to noncontrolling interests	442	15
Comprehensive income (loss) attributable to common shareholders	$(8,198)	$(49,134)

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

	Common	Additional		Accumulated
	Stock at	Paid-In	Accumulated	Other Comprehensive	Noncontrolling	Total
	Par	Capital	(Deficit)	Income (Loss)	Interests	Equity
Balance as of December 31, 2024	$13	$607,623	$(283,196)	$(104)	$20,660	$344,996
Net income (loss)	—	—	(7,604)	—	(442)	(8,046)
Change in accumulated other comprehensive income (loss)	—	—	—	(594)	—	(594)
Change in noncontrolling interests	—	—	—	—	13	13
Balance as of March 31, 2025	$13	$607,623	$(290,800)	$(698)	$20,231	$336,369

Balance as of December 31, 2023	$13	$607,623	$(196,441)	$359	$22,286	$433,840
Net income (loss)	—	—	(48,981)	—	(15)	(48,996)
Change in accumulated other comprehensive income (loss)	—	—	—	(153)	—	(153)
Contributions from noncontrolling interests	—	—	—	—	27	27
Distributions to noncontrolling interests	—	—	—	—	(7)	(7)
Change in noncontrolling interests	—	—	—	—	(3)	(3)
Balance as of March 31, 2024	$13	$607,623	$(245,422)	$206	$22,288	$384,708

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(8,046)	$(48,996)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	(137)	17
Depreciation and amortization	977	1,183
Amortization of discounts/premiums and deferred interest on loans, net	(261)	(244)
Amortization of premium, discount and deferred financing costs and paid-in-kind interest on debt obligations, net	1,953	1,934
Deferred operating lease income	58	21
Unrealized (gains) losses on equity investments	(3,245)	37,863
Loss on early extinguishment of debt	70	—
Land development revenue (in excess of) cost of sales	1,644	(4,269)
Other operating activities, net	45	(308)
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	211	287
Changes in deferred expenses and other assets, net	(1)	187
Changes in accounts payable, accrued expenses and other liabilities	406	(1,905)
Cash flows used in operating activities	(6,326)	(14,230)
Cash flows from investing activities:
Originations and fundings of loans receivable and other lending investments, net	—	(770)
Capital expenditures on real estate assets	(305)	(95)
Capital expenditures on land and development assets	(16,189)	(6,110)
Repayments of and principal collections on loans receivable and other lending investments, net	3,045	—
Net proceeds from sales of land and development assets	5,542	16,579
Other investing activities, net	(369)	30
Cash flows provided by (used in) investing activities	(8,276)	9,634
Cash flows from financing activities:
Borrowings from debt obligations	17,340	—
Repayments of debt obligations	(5,000)	—
Payments of debt prepayment or extinguishment costs	(35)	—
Other financing activities, net	(216)	—
Cash flows provided by financing activities	12,089	—
Changes in cash, cash equivalents and restricted cash	(2,513)	(4,596)
Cash, cash equivalents and restricted cash at beginning of period	45,546	60,714
Cash, cash equivalents and restricted cash at end of period	$43,033	$56,118

Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$30,308	$45,729
Restricted cash included in deferred expenses and other assets, net	12,725	10,389
Total cash and cash equivalents and restricted cash	$43,033	$56,118

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Notes to Consolidated Financial Statements

(unaudited)

Note 1—Business and Organization

Star Holdings is a Maryland statutory trust (the "Company," "Star Holdings," "we" or "us") that was spun-off from iStar Inc. (“iStar”) on March 31, 2023 (the Spin-Off”). The Company was formed to hold and seek to monetize iStar’s legacy non-ground lease assets. The Company operates its business as one segment that focuses on realizing value for shareholders primarily by generating cash flows through active asset management and sales of its existing loans, operating properties and land and development properties. The Company expects to make certain investments to complete its development assets, but it does not currently expect to make material new investments or acquire material new assets. The Company’s short-term and long-term liquidity requirements include capital expenditures on its development projects, debt service, management fees and expense reimbursements payable to its Manager (refer to Note 7) and operating expenses, among others. The Company expects to meet its short-term liquidity requirements through any cash flows from operations, proceeds from asset sales, borrowings on available debt facilities (refer to Note 9) and unrestricted cash. The Company expects to meet its long-term liquidity requirements through any cash flows from operations and proceeds from asset sales.

Note 2—Basis of Presentation and Principles of Consolidation

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the combined and consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Principles of Consolidation—The consolidated financial statements include the accounts and operations of the Company, its wholly-owned subsidiaries and VIEs for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of March 31, 2025 and December 31, 2024. The following table presents the assets and liabilities of the Company’s consolidated VIEs as of March 31, 2025 and December 31, 2024 ($ in thousands):

	As of
	March 31, 2025	December 31, 2024
ASSETS
Real estate
Real estate, at cost	$95,623	$95,318
Less: accumulated depreciation	(25,036)	(24,372)
Real estate, net	70,587	70,946
Land and development, net	133,672	115,201
Cash and cash equivalents	10,982	8,324
Deferred expenses and other assets, net	7,609	7,727
Total assets	$222,850	$202,198
LIABILITIES
Total liabilities	$70,050	$47,751

Note 3—Summary of Significant Accounting Policies

The Company’s significant accounting policies have not changed materially from those described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”). Please refer to the 2024 Annual Report for the Company’s significant accounting policies.

Note 4—Real Estate

The Company’s real estate assets were comprised of the following ($ in thousands):

	As of
	March 31, 2025	December 31, 2024
Land, at cost	$5,570	$5,570
Buildings and improvements, at cost	92,853	92,548
Less: accumulated depreciation	(25,977)	(25,273)
Real estate, net	$72,446	$72,845

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant reimbursements were $0.5 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. These amounts are included in “Operating lease income” in the Company’s consolidated statements of operations.

Allowance for Doubtful Accounts—As of March 31, 2025 and December 31, 2024, the allowance for doubtful accounts related to real estate tenant receivables was $0.2 million and $0.1 million, respectively. These amounts are included in “Accrued interest and operating lease income receivable, net” on the Company’s consolidated balance sheets.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, in effect as of March 31, 2025, are as follows by year ($ in thousands):

Year	Amount
2025 (remaining nine months)	$3,372
2026	4,434
2027	1,472
2028	—
2029	—
Thereafter	—

Note 5—Land and Development

The Company’s land and development assets were comprised of the following ($ in thousands):

	As of
	March 31,	December 31,
	2025	2024
Land and land development, at cost	$199,510	$186,271
Less: accumulated depreciation	(10,032)	(9,827)
Total land and development, net	$189,478	$176,444

Dispositions—During the three months ended March 31, 2025 and 2024, the Company sold land parcels and residential lots and units and recognized land development revenue of $5.2 million and $16.6 million, respectively, and land development cost of sales of $6.8 million and $12.3 million, respectively, from its land and development portfolio.

In December 2023, the Company transferred the ownership interests in a subsidiary land owner to a third-party venture (the “Venture”) for its development and construction of a multifamily project in Asbury Park, NJ (the “Project”). In connection with this transfer, the Company (i) provided the Venture with a $10.6 million mezzanine loan that was fully funded at closing and is secured by the ownership interests in the subsidiary land owner and matures in June 2033; and (ii) provided a completion and carry guaranty on the Venture’s $80.0 million senior construction mortgage loan (refer to Note 9) with a third-party lender in return for a fee. The Company is a non-member manager of the Venture and is entitled to certain fees, but otherwise has no expected member-related economics. Until the mezzanine loan is repaid and the guaranties are released, the Company controls all decision-making of the Venture. The Venture is responsible for the funding and performance of all development and construction activities and the Company is not obligated to provide any capital contributions to the Venture.  At closing, the third-party members provided $21.0 million in cash capital contributions to the Venture, exclusive of a $3.0 million deferred profits interest, which combined represent the total equity capitalization.

The Company determined that the Venture (and its consolidated subsidiaries developing the Project) is a VIE for which the Company is the primary beneficiary and thus consolidated it under ASC 810. As a result, for accounting purposes, the Project was recorded on the Company’s consolidated financial statements and the mezzanine loan eliminates in consolidation. The $21.0 million in third-party cash capital contributions to the Venture represents noncontrolling interests in the Company’s consolidated balance sheet. The Company expects this consolidation treatment to continue until the mezzanine loan is paid in full by the Venture and the Company’s senior loan guaranties are released by the lender.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company’s loans receivable and other lending investments by class ($ in thousands): (1)

	As of
	March 31, 2025	December 31, 2024
Loans
Senior mortgages	$17,800	$20,800
Subordinate mortgages	15,528	15,266
Subtotal - gross carrying value of loans	33,328	36,066
Other lending investments
Available-for-sale debt securities	14,737	15,376
Subtotal - other lending investments	14,737	15,376
Total gross carrying value of loans receivable and other lending investments	48,065	51,442
Allowance for loan losses	(981)	(1,118)
Total loans receivable and other lending investments, net	$47,084	$50,324
(1)	As of March 31, 2025 and December 31, 2024, accrued interest was $0.5 million and $0.9 million, respectively, and is recorded in “Accrued interest and operating lease income receivable, net” on the Company’s consolidated balance sheets. During the three months ended March 31, 2025 and 2024, the Company did not reverse any accrued interest on its loan portfolio.

Allowance for Loan Losses—Changes in the Company’s general allowance for loan losses were as follows for the three months ended March 31, 2025 and 2024 ($ in thousands):

Three Months Ended March 31, 2025	Loans	Total
Allowance for loan losses at beginning of period	$1,118	$1,118
Provision for (recovery of) loan losses(1)	(137)	(137)
Allowance for loan losses at end of period	$981	$981

Three Months Ended March 31, 2024
Allowance for loan losses at beginning of period	$497	$497
Provision for (recovery of) loan losses(1)	17	17
Allowance for loan losses at end of period	$514	$514
(1)	During the three months ended March 31, 2025 and 2024, the Company recorded a (recovery of) provision for loan losses of ($0.1) million and $17 thousand, respectively, in its consolidated statements of operations. The recovery of loan losses in 2025 was primarily the result of a $3.0 million repayment on one of the Company’s loans. The provision in 2024 was due primarily to a principal addition to a loan originated in September 2023.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The Company’s investment in loans, all of which were collectively evaluated for impairment, and the associated allowance for loan losses were as follows as of March 31, 2025 and December 31, 2024 ($ in thousands):

As of March 31, 2025
Loans	$33,328
Less: Allowance for loan losses	(981)
Total	$32,347
As of December 31, 2024
Loans	$36,066
Less: Allowance for loan losses	(1,118)
Total	$34,948

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

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The Company’s amortized cost basis in performing senior mortgage and subordinate mortgages, presented by year of origination and by credit quality, as indicated by risk rating, as of March 31, 2025 were as follows ($ in thousands):

Year of Origination
	2025	2024	2023	2022	2021	Prior to 2021	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	14,750	3,050	—	—	—	17,800
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$14,750	$3,050	$—	$—	$—	$17,800
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	15,528	15,528
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$15,528	$15,528
Total	$—	$14,750	$3,050	$—	$—	$15,528	$33,328

The Company’s amortized cost basis in performing senior mortgages and subordinate mortgages, presented by year of origination and by credit quality, as indicated by risk rating, as of December 31, 2024 were as follows ($ in thousands):

Year of Origination
	2024	2023	2022	2021	2020	Prior to 2020	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	17,750	3,050	—	—	—	—	20,800
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal(1)	$17,750	$3,050	$—	$—	$—	$—	$20,800
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	15,266	15,266
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$15,266	$15,266
Total	$17,750	$3,050	$—	$—	$—	$15,266	$36,066

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The Company’s amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

		Less Than	Greater
		or Equal	Than	Total
	Current	to 90 Days	90 Days	Past Due	Total
As of March 31, 2025
Senior mortgages	$17,800	$—	$—	$—	$17,800
Subordinate mortgages	15,528	—	—	—	15,528
Total	$33,328	$—	$—	$—	$33,328
As of December 31, 2024
Senior mortgages	$20,800	$—	$—	$—	$20,800
Subordinate mortgages	15,266	—	—	—	15,266
Total	$36,066	$—	$—	$—	$36,066

Other lending investments—Other lending investments includes the following securities ($ in thousands):

			Net		Net
		Amortized	Unrealized	Estimated	Carrying
	Face Value	Cost Basis	Gain (Loss)	Fair Value	Value
As of March 31, 2025
Available-for-sale securities
Municipal debt securities	$15,435	$15,435	$(698)	$14,737	$14,737
Total	$15,435	$15,435	$(698)	$14,737	$14,737
As of December 31, 2024
Available-for-Sale Securities
Municipal debt securities	$15,480	$15,480	$(104)	$15,376	$15,376
Total	$15,480	$15,480	$(104)	$15,376	$15,376

As of March 31, 2025, the contractual maturities of the Company’s securities were as follows ($ in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Maturities
Within one year	$—	$—
After one year through 5 years	—	—
After 5 years through 10 years	—	—
After 10 years	15,435	14,737
Total	$15,435	$14,737

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments

The Company’s “other investments” is its investment in Safehold Inc. (“Safe”). Safe is a publicly-traded company that acquires, owns, manages, finances and capitalizes ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). As of March 31, 2025, the Company owned approximately 13.5 million shares, or 18.9%, of Safe’s outstanding common stock.

As of March 31, 2025, the Company’s investment in Safe had a market value of $253.1 million based on the closing price of $18.72 on March 31, 2025. The Company does not have significant influence over Safe and accounts for its investment in Safe as an equity investment under ASC 321 – Investments – Equity Securities (“ASC 321”), which requires that the Company adjust its investment in Safe to fair value through income at each reporting period. As such, the Company recognized an “Unrealized gain (loss) on equity investment” of $3.2 million and ($37.9) million, respectively, in its consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.

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

The Management Agreement has an annual term that automatically renews on March 31 of each year. The Company pays a fixed cash management fee and reimburses the Manager for third party expenses incurred in connection with its services. The Company paid the Manager management fees of $25.0 million for the term ended March 31, 2024 and $15.0 million for the term ended March 31, 2025. The annual fee declines to $10.0 million and $7.5 million, respectively, in each of the following annual terms, and adjusts to 2.0% of the gross book value of the Company’s assets, excluding the Safe Shares, thereafter. During the three months ended March 31, 2025 and 2024, the Company recorded $3.8 million and $6.3 million, respectively, of management fees to the Manager.

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

In the event of a termination without cause by the Company prior to the fourth anniversary of the Spin-Off, the Company will pay the Manager a termination fee of $55.0 million minus the aggregate amount of management fees actually paid to the Manager prior to the termination date. However, if the Company has completed the liquidation of its

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

assets on or before the termination date, the termination fee will consist of any portion of the annual management fee that remained unpaid for the remainder of the then current annual term plus, if the termination date occurs on or before the third anniversary of the Spin-Off, the amount of the management fee that would have been payable for the next succeeding annual term, or if the termination date occurs after the third anniversary of the Spin-Off, zero.

In the event of a termination by the Manager based on a reduction in the amount of the Company’s consolidated assets below designated thresholds, the Company will pay the Manager a termination fee of $5.0 million if the termination occurs in the third year plus the balance of any unpaid portion of the annual management fee for the applicable year.

On March 28, 2025, the Company and certain of its subsidiaries entered into amendments to the Management Agreement, the Safe Credit Facility (refer to Note 9) and the Margin Loan Facility (refer to Note 9). The foregoing description of certain terms of the Management Agreement reflects an amendment to the agreement entered into between the Company and the Manager that increased the management fee payable in year four of the contract from $5.0 million to $7.5 million and increased the termination fee payable by the Company in certain circumstances from $50.0 million to $55.0 million.

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

During a “restrictive period” which lasts until the earliest to occur of (i) the effective date on which Safe terminates the Management Agreement; or (ii) the date on which the Company beneficially own less than 7.5% of Safe’s outstanding common stock and Safe is no longer the Company’s external Manager; or (iii) a Change of Control of Safe (as defined in the Governance Agreement), the Company’s or its directly or indirectly wholly owned subsidiaries are required to vote the Safe Shares in accordance with the recommendations of the board of directors of Safe. The Company has irrevocably designated and appointed the board of directors of Safe as its sole and exclusive attorney-in-fact and proxy with full power of substitution and re-substitution to exercise the voting power of the Company’s shares of Safe in accordance with these requirements. The Company will also be subject to certain standstill agreements during the restrictive period. The terms of such standstill agreements will restrict the Company from making certain acquisitions of Safe securities, seeking representation on Safe’s board of directors, participating in the solicitation of proxies or written consents of Safe shareholders, and taking other actions which could seek to influence or result in a change of control of Safe or cause or require Safe to make certain public announcements, except as permitted by the governance agreement or with the prior written consent of the independent directors of the board of directors of Safe.

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

Safe Credit Facility—Refer to Note 9 for additional information on the Safe Credit Facility.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	March 31, 2025	December 31, 2024
Other assets(1)	$7,729	$8,233
Operating lease right-of-use assets(2)	809	924
Restricted cash	12,725	10,589
Other receivables	2,916	2,459
Leasing costs, net(3)	62	69
Intangible assets, net(4)	116	127
Deferred expenses and other assets, net	$24,357	$22,401
(1)	As of March 31, 2025 and December 31, 2024, other assets primarily includes prepaid expenses and dividends receivable from Safe.
(2)	Right-of use lease assets initially equal the lease liability. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s consolidated statements of operations. During the three months ended March 31, 2025 and 2024, the Company recognized $0.1 million and $0.1 million, respectively, in “Real estate expense” in its consolidated statements of operations relating to operating leases
(3)	Accumulated amortization of leasing costs was $0.2 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively.
(4)	Intangible assets, net includes above market and in-place lease assets related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $0.2 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively. These intangible lease assets are amortized over the remaining term of the lease. As of March 31, 2025, the weighted average remaining amortization period for the Company’s intangible assets was approximately 1.9 years.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2025	December 31, 2024
Other liabilities(1)	$34,555	$33,300
Accrued expenses	14,870	11,917
Operating lease liabilities (see table above)	980	1,093
Accounts payable, accrued expenses and other liabilities	$50,405	$46,310
(1)	As of March 31, 2025, “Other liabilities” includes $20.6 million of deferred income and liabilities, $4.8 million of management fees and other payables due Safe and $7.5 million of other payables related to real estate properties. As of December 31, 2024, “Other liabilities” includes $20.6 million of deferred income and liabilities, $4.8 million of management fees due Safe and $5.7 million of other payables related to real estate properties.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net

The Company’s debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated	Scheduled
	March 31, 2025	December 31, 2024	Interest Rates	Maturity Date(1)
Debt obligations:
Safe Credit Facility	$115,000	$115,000	8.00%	March 2028
Margin Loan Facility(2)	85,773	89,175	SOFR plus 3.50%	March 2028
Senior Construction Mortgage Loan	33,155	15,815	SOFR plus 6.85%	December 2027
Total debt obligations	233,928	219,990
Debt discounts and deferred financing costs, net	(2,466)	(2,641)
Total debt obligations, net(3)	$231,462	$217,349
(1)	Represents the extended maturity date.
(2)	The Company has the option to pay interest in kind (“PIK”) on its quarterly interest payments and a cumulative $5.6 million has been added to the principal balance on the Margin Loan Facility as of March 31, 2025. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which the Company makes a PIK election.
(3)	During the three months ended March 31, 2025 and 2024, the Company capitalized interest expense on qualifying real estate assets of $1.1 million and $0.5 million, respectively.

Future Scheduled Maturities—As of March 31, 2025, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

2025 (remaining nine months)	$—
2026	—
2027	33,155
2028	200,773
2029	—
Thereafter	—
Total principal maturities	233,928
Unamortized discounts and deferred financing costs, net	(2,466)
Total debt obligations, net	$231,462

Safe Credit Facility—In connection with the Spin-Off, on March 31, 2023, the Company, as borrower, entered into a credit agreement with Safe for a secured term loan with an outstanding principal amount of $115.0 million, plus up to $25.0 million in incremental borrowing capacity for specified purposes (as amended from time to time, the "Safe Credit Facility"). On March 28, 2025, the Company and Safe entered into an amendment to the Safe Credit Facility that, among other things, extended the maturity date by one year to March 31, 2028, provides that the $25.0 million in incremental borrowing capacity under the facility may be re-drawn for permitted purposes and permits the Company to repurchase up to $10.0 million of its shares pursuant to its share repurchase program (refer to Note 12).

Interest on borrowings under the Safe Credit Facility is payable in cash and accrues interest at a rate of (x) 8.00% per annum or (y) to the extent any loan remains outstanding under an incremental facility available under the Safe Credit

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Facility at such time, 10.00% per annum, as applicable. Amounts outstanding under the Safe Credit Facility may be prepaid at any time, in whole or in part, without premium or penalty.

During the three months ended March 31, 2025 and 2024, the Company incurred $2.3 million and $2.4 million, respectively, of interest expense gross of amounts capitalized on the Safe Credit Facility, which is included in “Interest expense – related party” in the Company’s consolidated statements of operations

Margin Loan Facility—On March 31, 2023, STAR Investment Holdings SPV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company ("STAR SPV"), as borrower, entered into a margin loan agreement providing for a three-year, $140.0 million senior secured margin loan facility (as amended from time to time, the "Margin Loan Facility"), with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. LLC, as calculation agent, and Morgan Stanley Bank, N.A., as initial lender. The Margin Loan Facility is secured by a first priority pledge of the Safe Shares and has a principal balance of $85.8 million as of March 31, 2025. On March 28, 2025, the Company entered into an amendment to the Margin Loan Facility that, among other things, extended the maturity date from March 2026 to March 2028, increased the interest rate by 50 basis points, provides for an additional $15.8 million delayed-draw capital commitment from the lender (in addition to the outstanding principal balance on that date) and eased certain collateral posting and release triggers from existing levels.

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

Senior Construction Mortgage Loan—In December 2023, the Venture (refer to Note 5) entered into an $80.0 million senior construction mortgage loan (the “Loan”). The Loan has a 3-year term with one 12-month extension option subject to a 1.0% fee. The Loan is interest only during the term and accrues interest at SOFR + 6.85% (with a SOFR floor of 3.65%) and features a 1.0% origination fee and a 1.85% exit fee, both on the total loan commitment. As of March 31, 2025, the Loan had an outstanding balance of $33.2 million.

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

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Commitments and Contingencies

Commitments—Future minimum lease obligations under non-cancelable operating leases as of March 31, 2025 are as follows ($ in thousands):(1)

2025 (remaining nine months)	$364
2026	486
2027	162
2028	—
2029	—
Thereafter	—
Total undiscounted cash flows	1,012
Present value discount(1)	(32)
Lease liabilities	$980
(1)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at inception at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 3.0% and the weighted average remaining lease term is 2.1 years.

Legal Proceedings—The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company’s business as a finance and investment company focused on the commercial real estate industry, including foreclosure-related proceedings. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding that would have a material effect on the Company’s consolidated financial statements.

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

All of the Company’s real estate and assets collateralizing its loans receivable are located in the United States. As of March 31, 2025, the Company’s portfolio contains concentrations in the following property types: entertainment/leisure, land and development, hotel, retail and the Safe Shares.

The Company underwrites the credit of prospective borrowers and tenants and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company’s loans and real estate assets are geographically diverse and the borrowers and tenants operate in a

Star Holdings

Notes to Consolidated Financial Statements (Continued)

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

Note 12—Equity

Common Stock—On March 31, 2023, in connection with the Spin-Off,  iStar distributed 100% of the common shares of beneficial interest in the Company to holders of common stock of iStar ("iStar Common Stock") by way of a pro rata distribution of 0.153 common shares of the Company for each outstanding share of iStar Common Stock held on the record date of the distribution.  As of March 31, 2025, the Company has one class of common stock with 13,319,552 shares outstanding.

Accumulated Other Comprehensive Income (Loss)— “Accumulated other comprehensive income (loss)” reflected in the Company’s shareholders’ equity is comprised of unrealized gains or losses on the Company’s available-for-sale securities.

Share Repurchase Program—The Company has a share repurchase program that permits the Company to repurchase up to $10.0 million of its common shares in open market purchases, privately negotiated transactions or otherwise, including pursuant to one or more trading plans. Any such purchases will be subject to market and pricing conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The share repurchase authorization does not obligate the Company to repurchase any dollar amount or number of shares and may be suspended or discontinued at any time. As of March 31, 2025, the Company had not repurchased any of its common shares under the program.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Earnings Per Share

The following table presents a reconciliation of income from operations used in the basic and diluted earnings per share (“EPS”) calculations ($ in thousands, except for per share data):

	For the Three Months Ended March 31,
	2025	2024
Net income (loss)	$(8,046)	$(48,996)
Net (income) loss from operations attributable to noncontrolling interests	442	15
Net income (loss) allocable to common shareholders	$(7,604)	$(48,981)

	For the Three Months Ended March 31,
	2025	2024
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) allocable to common shareholders	$(7,604)	$(48,981)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	13,320	13,320

Basic and diluted earnings per common share:
Net income (loss) allocable to common shareholders	$(0.57)	$(3.68)

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

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The following fair value hierarchy table summarizes the Company’s assets recorded at fair value on a recurring or non-recurring basis by the above categories as of March 31, 2025 and December 31, 2024 ($ in thousands):

	Fair Value Using
		Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2025
Recurring basis:
Available-for-sale debt securities(1)	$14,737	$—	$—	$14,737
Other investments (refer to Note 7)	253,144	253,144	—	—

As of December 31, 2024
Non-recurring basis:
Available-for-sale debt securities(1)	$15,376	$—	$—	$15,376
Other investments (refer to Note 7)	249,899	249,899	—	—
(1)	The fair value of the Company’s available-for-sale debt securities are based upon unadjusted third-party broker quotes and are classified as Level 3.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company’s consolidated balance sheets for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$15,376	$4,579
Repayments	(45)	—
Purchases	—	770
Unrealized gain (loss) recorded in other comprehensive income (loss)	(594)	(153)
Ending balance	$14,737	$5,196

Fair values of financial instruments—The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of March 31, 2025		As of December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Loans receivable and other lending investments, net(1)	$47	$46	$50	$49
Cash and cash equivalents(2)	30	30	35	35
Restricted cash(2)	13	13	11	11

Liabilities
Debt obligations, net(1)	231	236	217	222
(1)	The fair value of the Company’s loans receivable and other lending investments, net and debt obligations are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values. Restricted cash is recorded in “Deferred expenses and other assets, net” on the Company’s balance sheet. The fair value of the Company’s cash and cash equivalents and restricted cash are classified as Level 1 within the fair value hierarchy.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 15—Segment Reporting

The Company operates its business through one reportable and operating segment that focuses on realizing value for shareholders primarily by generating cash flows through active asset management and sales of its existing loans, operating properties and land and development properties. The Company’s chief executive officer is the chief operating decision maker (“CODM”) and uses net income (loss), as reported on the Company’s consolidated statements of operations, to measure segment operating performance and allocate resources. All of the Company’s expenses are included in segment operating performance and are reviewed regularly. The measure of segment assets is reported on the Company’s consolidated balance sheets as total assets.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are included with respect to, among other things, Star Holdings’ (the “Company’s”) current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “we,” “our” and “us” refer to Star Holdings and its consolidated subsidiaries, unless the context indicates otherwise.

The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our 2024 Annual Report. These historical financial statements may not be indicative of our future performance.

Our Development Portfolio

Asbury Park Waterfront

We are the managing member in Asbury Partners, LLC, which is the joint venture that owns the Asbury Park Waterfront investment. The aggregate carrying value of the Asbury Park Waterfront investment was approximately $134.2 million as of March 31, 2025.

The Asbury Park Waterfront investment includes the following:

●	Asbury Ocean Club Surfside Resort and Residences: a 16-story mixed use project featuring 130 residential condominium units, a 54-key luxury boutique hotel, 24,000 square feet of retail space, 410 structured parking spaces and a 15,000 square foot gym and spa amenity area. The property was completed in 2019. The hotel is managed by a third party. As of March 31, 2025, all residential condominium units have been sold.
●	The Asbury: a 110-key independent boutique hotel with indoor and outdoor event spaces, and a rooftop bar. The hotel was completed in 2016 and is managed by a third party.
●	Asbury Lanes: a 12,000 square foot music and entertainment venue. The venue was completed in 2018, is connected to The Asbury and managed by a third party.

Our current strategy for the Asbury Park Waterfront investment is to actively asset manage our operating assets, and strategically monetize the remaining development sites and our operating assets through sales to third party developers and operators while meeting our obligations under the redevelopment agreement with the city of Asbury Park.

Magnolia Green

Magnolia Green is an approximately 1,900 acre multi-generational master planned residential community that is entitled for 3,550 single and multifamily dwelling units and approximately 193 acres of land for commercial development. The community is located 19 miles southwest of Richmond, Virginia and offers distinct phases designed for people in different life stages, from first home buyers to empty nesters in single family and townhomes built by the area’s top homebuilders. The project is anchored by the Magnolia Green Golf Club, a semi-private 18-hole Nicklaus Design championship golf course with full-service clubhouse and driving range. There are also numerous community amenities, including the Aquatic Center, featuring multiple pools and a snack bar, Arbor Walk, featuring a junior Olympic competition pool, water slide and sports courts, the Tennis Center, featuring tennis and pickleball courts and a pro shop, and miles of paved trails. The aggregate carrying value of our Magnolia Green assets as of March 31, 2025 was $42.5 million.

As of March 31, 2025, 2,153 residential lots have been sold to homebuilders. We anticipate selling our remaining residential lots to homebuilders either upon completion of horizontal lot development or in bulk as unimproved lots over the next two years and it could take substantially longer. We anticipate selling the golf course operations to a third party upon completion of residential lot sellout. There can be no assurance, however, that these sales will be completed.

Our Monetizing Portfolio

As of March 31, 2025, we owned assets that we expect to monetize primarily through asset sales, loan repayments or active asset management. These assets included in our portfolio as of March 31, 2025 had an aggregate carrying value of approximately $132.3 million and were comprised primarily of loans, operating properties, land and other assets. Summarized information regarding these assets is set forth below.

Loans and other lending investments.   The loans and other lending investments included in our monetizing portfolio as of March 31, 2025 include three loans with an aggregate carrying value of $32.3 million and seven available-for-sale debt securities with an aggregate carrying value of $14.7 million.

Land.   The land assets included in our portfolio as of March 31, 2025 include two assets with an aggregate carrying value of approximately $15.0 million. Our general strategy is to seek to sell the land assets to third party developers. In addition, another land asset at Asbury Park with a carrying value of $67.2 million is held by a venture to which we have provided a loan and certain credit support (refer to Note 5 to the consolidated financial statements).

Other.   The remainder of the monetizing assets primarily consist of two short term leases that we have subleased to third parties, which had an aggregate carrying value of $3.1 million as of March 31, 2025, and a group of loans and equity interests that are recorded as having no carrying value in our financial statements. Our general strategy is to seek to sell the leased assets, although we may hold one or both leases until they expire. For the assets with no carrying value, we may seek to sell these assets but can give no assurance that we will recover any value from them.

Investment in Safe.   In addition to the assets described above, we also own the Safe Shares which had a fair value of $253.1 million based on the closing price of $18.72 as of March 31, 2025.

Our Margin Loan Facility is collateralized by the Safe Shares as of March 31, 2025. The net proceeds from the sale of any Safe Shares must be applied in accordance with the terms of the Margin Loan Facility.

Declines in the market value of the Safe Shares could require us to make prepayments of some or all of the outstanding borrowings under the Margin Loan Facility or post additional cash collateral. We are permitted to access incremental borrowings under the Safe Credit Facility to address collateral shortfalls under the Margin Loan Facility and to refund certain optional voluntary prepayments under the Margin Loan Facility; however, such additional borrowings will increase our interest expense under the Safe Credit Facility because the interest rate on all borrowings increases to 10.0% per annum while incremental borrowings remain outstanding.

Results of Operations for the Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

	For the Three Months Ended
	March 31,
	2025	2024	$ Change

	(in thousands)
Operating lease income	$1,854	$1,881	$(27)
Interest income	1,099	389	710
Other income	6,488	6,551	(63)
Land development revenue	5,183	16,615	(11,432)
Total revenue	14,624	25,436	(10,812)
Interest expense	1,584	1,708	(124)
Interest expense - related party	2,179	2,088	91
Real estate expense	9,694	11,776	(2,082)
Land development cost of sales	6,827	12,346	(5,519)
Depreciation and amortization	977	1,183	(206)
General and administrative	4,718	7,393	(2,675)
Provision for (recovery of) loan losses	(137)	17	(154)
Other expense	3	56	(53)
Total costs and expenses	25,845	36,567	(10,722)
Unrealized gain (loss) on equity investment	3,245	(37,863)	41,108
Loss on early extinguishment of debt	(70)	—	(70)
Income tax expense	—	(2)	2
Net income (loss)	$(8,046)	$(48,996)	$40,950

Revenue—Operating lease income, which primarily includes income from commercial operating properties, was $1.9 million during both the three months ended March 31, 2025 and 2024.

Interest income increased to $1.1 million for the three months ended March 31, 2025 from $0.4 million for the same period in 2024. The increase in interest income was due primarily to an increase in the average balance of our performing loans and other lending investments due to loan originations and the acquisition of available for sale securities in 2024.

Other income decreased to $6.5 million during the three months ended March 31, 2025 from $6.6 million for the same period in 2024. Other income consists primarily of dividend income from our investment in Safe and income from our hotel properties and other operating properties, including Asbury Lanes and the Magnolia Green Golf Club.

Land development revenue and cost of sales—During the three months ended March 31, 2025, we sold residential lots at our Magnolia Green property and recognized land development revenue of $5.2 million which had associated cost of sales of $6.8 million. During the three months ended March 31, 2024, we sold residential lots and units and recognized land development revenue of $16.6 million which had associated cost of sales of $12.3 million. The decrease in 2025 was primarily due to a decrease in bulk sales at our Asbury Park property and a decrease in lot sales at our Magnolia Green property. As we execute future sales and have fewer remaining residential and development assets, we expect our land development revenue will decline. The timing and amount of such sales cannot be predicted with certainty.

Costs and expenses—For the three months ended March 31, 2025, we incurred $1.6 million of interest expense on our Margin Loan Facility, net of amounts capitalized. We may elect to pay interest in kind ("PIK") on the Margin Loan Facility in respect of certain quarterly interest payments and a cumulative $5.6 million has been added to the principal balance on the Margin Loan Facility. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which we make a PIK election. For the three months ended March 31, 2024, we incurred $1.7 million of interest expense on our Margin Loan Facility, net of amounts capitalized. The decrease in expense in 2025 was primarily the result of a repayment on our Margin Loan Facility and lower interest rates.

Interest expense - related party represents the interest cost on our Safe Credit Facility, net of amounts capitalized.

Real estate expense was $9.7 million during the three months ended March 31, 2025 and $11.8 million for the same period in 2024. Real estate expense primarily represents expenses at our hotel and retail operating properties and land properties. The decrease in 2025 was due primarily to a decrease in expenses at our Asbury Park and Coney Island properties.

Depreciation and amortization was $1.0 million during the three months ended March 31, 2025 and $1.2 million for the same period in 2024.

During the three months ended March 31, 2025, we incurred $4.7 million of general and administrative expense, primarily resulting from management fees to Safe and director fees. The annual management fee payable to our Manager under the Management Agreement declined from $25.0 million to $15.0 million for the second annual term of the Management Agreement which ended on March 31, 2025. During the three months ended March 31, 2024, we incurred $7.4 million of general and administrative expense, primarily resulting from management fees to Safe and director fees.

The recovery of loan losses was $0.1 million for the three months ended March 31, 2025 as compared to a provision for loan losses of $17 thousand for the same period in 2024. The recovery of loan losses for the three months ended March 31, 2025 resulted primarily from a partial repayment on a loan during the period and an improving economic forecast. The provision for loan losses for the three months ended March 31, 2024 resulted primarily from the addition to a loan during the quarter.

Other expense was $3 thousand during the three months ended March 31, 2025 and $0.1 million for the same period in 2024.

Unrealized gain (loss) on equity investment represents the unrealized gain or loss on our Safe Shares. We account for our Safe Shares as an equity investment under ASC 321, which requires that we adjust our investment in the Safe Shares to fair value through income at each reporting period. The unrealized gain for the three months ended March 31, 2025 represents the difference between the fair value of our investment in the Safe Shares as of March 31, 2025 and December 31, 2024. The unrealized loss for the three months ended March 31, 2024 represents the difference between the fair value of our investment in the Safe Shares as of March 31, 2024 and December 31, 2023.

Loss on early extinguishment of debt during the three months ended March 31, 2025 resulted from the partial repayment of the Margin Loan Facility.

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

●	capital expenditures on our Asbury Park Waterfront and Magnolia Green development projects;

●	debt service on the Safe Credit Facility and the Margin Loan Facility (refer to Note 9 to the consolidated financial statements), and any other indebtedness including any repurchase agreements;
●	repayment or refinancing of the Margin Loan Facility and the Safe Credit Facility at their respective maturities;

●	management fees and expense reimbursements payable to our Manager (refer to Note 7 to the consolidated financial statements);

●	operating expenses; and

●	distributions to shareholders if we have any excess cash on hand from asset sales after the repayment of our debt obligations.

We expect to meet our short-term liquidity requirements through any cash flows from operations, proceeds from asset sales, borrowings on available debt facilities and our unrestricted cash. We expect to meet our long-term liquidity requirements through any cash flows from operations and proceeds from asset sales and through refinancing maturing debt.

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

The following table outlines our cash flows from operating activities, cash flows from investing activities and cash flows from financing activities for the three months ended March 31, 2025 and 2024 ($ in thousands):

	For the Three Months Ended March 31,
	2025	2024
Cash flows provided by (used in) operating activities	$(6,326)	$(14,230)
Cash flows provided by (used in) investing activities	(8,276)	9,634
Cash flows provided by (used in) financing activities	12,089	—

The decrease in cash flows used in operating activities during 2025 was due primarily to a decrease in general and administrative expense, a decrease in real estate expense and an increase in interest income during the three months ended March 31, 2025 as compared to the same period in 2024. The decrease in cash flows from investing activities during 2025 was due primarily to an increase in capital expenditures and a decrease in proceeds from land and development sales during the three months ended March 31, 2025 as compared to the same period in 2024. Cash flows provided by financing activities during 2025 represents net borrowings on our debt obligations.

Debt Covenants—The Margin Loan Facility requires that we comply with various covenants, including, without limitation, covenants restricting, subject to certain exceptions, indebtedness, liens, investments and the payment of dividends. Additionally, the Margin Loan Facility includes customary representations and warranties, events of default and other creditor protections for this type of facility. Upon the occurrence of certain events which are customary for this type of facility, we may be required to prepay all amounts due under the Margin Loan Facility or post additional collateral in accordance with the Margin Loan Facility and related agreements. As part of the amendment to the Margin Loan Facility that we entered into on March 28, 2025, the loan-to-value ratios that would require us to post additional collateral with the lender or permit us to request a release of collateral were eased from existing levels.

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

A subsidiary of ours provided a completion and carry guaranty on the Loan (refer to Note 9 to the consolidated financial statements) and is required to maintain a minimum net worth and a minimum liquidity amount both prior to and after the completion of the Project while the Loan is outstanding.

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

For a discussion of our critical accounting policies, refer to the combined and consolidated financial statements of our 2024 Annual Report.

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

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$427
-50 Basis Points	214
-10 Basis Points	43
Base Interest Rate	—
+10 Basis Points	(43)
+50 Basis Points	(214)
+100 Basis Points	(427)
(1)	As of March 31, 2025, we had $118.9 million principal amount of floating-rate debt obligations outstanding and $43.0 million of cash and cash equivalents and restricted cash.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) or Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company’s business as a finance and investment company focused on the commercial real estate industry, including foreclosure-related proceedings. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding that would have a material adverse effect on the Company’s consolidated financial statements.

Item 1A.   Risk Factors

There were no material changes from the risk factors previously disclosed in our 2024 Annual Report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of a	of Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under the
	Shares Purchased	Paid per Share	Plan	Plans(1)
January 1 to January 31	—	$—	—	$—
February 1 to February 28	—	$—	—	$10,000,000
March 1 to March 31	—	$—	—	$10,000,000
(1)	The Company has a share repurchase program that permits the Company to repurchase up to $10.0 million of its common shares in open market purchases, privately negotiated transactions or otherwise, including pursuant to one or more trading plans. Any such purchases will be subject to market and pricing conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The share repurchase authorization does not obligate the Company to repurchase any dollar amount or number of shares and may be suspended or discontinued at any time. As of March 31, 2025, the Company had not repurchased any of its common shares under the program.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

INDEX TO EXHIBITS

Exhibit Number	Document Description
10.1

Second Amendment to Amended and Restated Credit Agreement, dated as of March 28, 2025, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed March 31, 2025)

10.2

First Amendment to Management Agreement, dated as of March 28, 2025, by and between Star Holdings and Safehold Management Services Inc. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed March 31, 2025)

10.3

Amendment No. 4 to Margin Loan Agreement, dated as of March 28, 2025, by and among Star Investment Holdings SPV LLC, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc. and Morgan Stanley & Co. LLC. (including an amended version of the Margin Loan Agreement, dated as of March 31, 2023, reflecting all previous amendments) (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed March 31, 2025)

31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 is formatted in Inline XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2025 and December 31, 2024, (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2025 and 2024, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2025 and 2024, (iv) the Consolidated Statements of Changes in Equity (unaudited) for the three months ended March 31, 2025 and 2024, (v) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2025 and 2024 and (vi) the Notes to the Consolidated Financial Statements (unaudited)

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

Star Holdings Registrant

Date:	May 12, 2025	/s/ JAY SUGARMAN
Jay Sugarman
Chief Executive Officer (principal executive officer)

Star Holdings Registrant
Date:	May 12, 2025	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial and accounting officer)