Form 10-Q
period 2025-09-30
Star Holdings
filed 2025-11-07
CIK 1953366

Consolidate

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2025
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

As of November 5, 2025, there were 12,735,503 shares, $0.001 par value per share, of Star Holdings common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Star Holdings

Consolidated Balance Sheets

(In thousands, except per share data)(1)

(unaudited)

	As of
	September 30,	December 31,
	2025	2024
ASSETS
Real estate
Real estate, at cost	$98,951	$98,118
Less: accumulated depreciation	(27,399)	(25,273)
Real estate, net	71,552	72,845
Land and development, net	192,784	176,444
Loans receivable and other lending investments, net ($1,013 and $1,118 of allowances as of September 30, 2025 and December 31, 2024, respectively)	54,279	50,324
Other investments	209,466	249,899
Cash and cash equivalents	40,592	34,957
Accrued interest and operating lease income receivable, net	1,197	1,115
Deferred operating lease income receivable, net	498	670
Deferred expenses and other assets, net	25,496	22,401
Total assets	$595,864	$608,655
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$42,925	$46,310
Debt obligations, net	259,273	217,349
Total liabilities	302,198	263,659
Commitments and contingencies (refer to Note 10)
Equity:
Star Holdings shareholders' equity:
Common Stock, $0.001 par value, 200,000 shares authorized, 12,897 and 13,320 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	13	13
Additional paid-in capital	604,104	607,623
Accumulated deficit	(328,309)	(283,196)
Accumulated other comprehensive income (loss)	(381)	(104)
Star Holdings shareholders' equity	275,427	324,336
Noncontrolling interests	18,239	20,660
Total equity	293,666	344,996
Total liabilities and equity	$595,864	$608,655
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).
(2)	As of September 30, 2025 and December 31, 2024, includes $3.6 million and $4.8 million, respectively, of management fees and other payables due to Safe (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Operating lease income	$1,765	$1,632	$5,474	$5,214
Interest income	1,194	548	3,382	1,378
Other income(1)	23,492	16,224	42,485	35,482
Land development revenue	1,657	6,146	33,445	38,462
Total revenues	28,108	24,550	84,786	80,536
Costs and expenses:
Interest expense(2)	4,700	4,008	12,419	11,637
Real estate expense(1)	15,566	12,932	37,608	36,886
Land development cost of sales	2,186	8,093	27,518	39,446
Depreciation and amortization	1,093	986	3,022	3,347
General and administrative(3)	3,333	4,563	11,305	16,544
Provision for (recovery of) loan losses	7	43	(105)	58
Other expense	2	2	8	63
Total costs and expenses	26,887	30,627	91,775	107,981
Unrealized gains (losses) on equity investments	(947)	93,847	(40,433)	38,269
Income from sales of real estate	—	3,699	—	3,699
Income (loss) from operations before other items and income taxes	274	91,469	(47,422)	14,523
Loss on early extinguishment of debt, net	—	—	(70)	—
Net income (loss) from operations before income taxes	274	91,469	(47,492)	14,523
Income tax expense	—	—	—	(2)
Net income (loss)	274	91,469	(47,492)	14,521
Net (income) loss from operations attributable to noncontrolling interests	1,525	429	2,379	1,281
Net income (loss) allocable to common shareholders	$1,799	$91,898	$(45,113)	$15,802
Per common share data:
Net income (loss) allocable to common shareholders
Basic and diluted	$0.14	$6.90	$(3.40)	$1.19

Weighted average number of common shares:
Basic and diluted	13,169	13,320	13,266	13,320
(1)	For the three months ended September 30, 2025 and 2024, includes $10.0 million and $9.8 million, respectively, of revenues from hotel properties. For the nine months ended September 30, 2025 and 2024, includes $18.0 million and $18.2 million, respectively, of revenues from hotel properties. For both the three and nine months ended September 30, 2025, other income and real estate expense include $7.0 million and $2.3 million, respectively, of income and expense related to a legal settlement with respect to one of iStar’s (refer to Note 1) legacy assets. These amounts, or any future amounts, are recorded upon settlement due to uncertainty regarding collectability of the funds. The income represents the gross amount of the settlement and the expense represents legal costs incurred to a third party, which was contingent on the settlement.
(2)	For the three months ended September 30, 2025 and 2024, includes $2.3 million and $2.2 million, respectively, of expense to related parties. For the nine months ended September 30, 2025 and 2024, includes $6.7 million and $6.4 million, respectively, of expense to related parties.
(3)	For the three months ended September 30, 2025 and 2024, includes $2.5 million and $3.8 million, respectively, of management fees incurred to related parties. For the nine months ended September 30, 2025 and 2024, includes $8.8 million and $13.8 million, respectively, of management fees incurred to related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$274	$91,469	$(47,492)	$14,521
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities	814	335	(277)	192
Other comprehensive income (loss)	814	335	(277)	192
Comprehensive income (loss)	1,088	91,804	(47,769)	14,713
Comprehensive (income) loss attributable to noncontrolling interests	1,525	429	2,379	1,281
Comprehensive income (loss) attributable to common shareholders	$2,613	$92,233	$(45,390)	$15,994

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

	Common	Additional		Accumulated
	Stock at	Paid-In	Accumulated	Other Comprehensive	Noncontrolling	Total
	Par	Capital	(Deficit)	Income (Loss)	Interests	Equity
Balance as of June 30, 2025	$13	$607,434	$(330,108)	$(1,195)	$19,805	$295,949
Net income (loss)	—	—	1,799	—	(1,525)	274
Change in accumulated other comprehensive income (loss)	—	—	—	814	—	814
Repurchase of stock	—	(3,330)	—	—	—	(3,330)
Change in noncontrolling interests	—	—	—	—	(41)	(41)
Balance as of September 30, 2025	$13	$604,104	$(328,309)	$(381)	$18,239	$293,666

Balance as of June 30, 2024	$13	$607,623	$(272,537)	$216	$21,440	$356,755
Net income (loss)	—	—	91,898	—	(429)	91,469
Change in accumulated other comprehensive income (loss)	—	—	—	335	—	335
Distributions to noncontrolling interests	—	—	—	—	(23)	(23)
Change in noncontrolling interests	—	—	—	—	85	85
Balance as of September 30, 2024	$13	$607,623	$(180,639)	$551	$21,073	$448,621

Balance as of December 31, 2024	$13	$607,623	$(283,196)	$(104)	$20,660	$344,996
Net income (loss)	—	—	(45,113)	—	(2,379)	(47,492)
Change in accumulated other comprehensive income (loss)	—	—	—	(277)	—	(277)
Repurchase of stock	—	(3,519)	—	—	—	(3,519)
Change in noncontrolling interests	—	—	—	—	(42)	(42)
Balance as of September 30, 2025	$13	$604,104	$(328,309)	$(381)	$18,239	$293,666

Balance as of December 31, 2023	$13	$607,623	$(196,441)	$359	$22,286	$433,840
Net income (loss)	—	—	15,802	—	(1,281)	14,521
Change in accumulated other comprehensive income (loss)	—	—	—	192	—	192
Contributions from noncontrolling interests	—	—	—	—	27	27
Distributions to noncontrolling interests	—	—	—	—	(39)	(39)
Change in noncontrolling interests	—	—	—	—	80	80
Balance as of September 30, 2024	$13	$607,623	$(180,639)	$551	$21,073	$448,621

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(47,492)	$14,521
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	(105)	58
Depreciation and amortization	3,022	3,347
Amortization of discounts/premiums and deferred interest on loans, net	(796)	(744)
Amortization of premium, discount and deferred financing costs and paid-in-kind interest on debt obligations, net	6,048	5,766
Deferred operating lease income	172	118
Unrealized (gains) losses on equity investments	40,433	(38,269)
Loss on early extinguishment of debt	70	—
Income from sales of real estate	—	(3,699)
Land development revenue (in excess of) cost of sales	(5,927)	984
Other operating activities, net	212	(305)
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	(259)	41
Changes in deferred expenses and other assets, net	943	(1,236)
Changes in accounts payable, accrued expenses and other liabilities	21	(5,005)
Cash flows used in operating activities	(3,658)	(24,423)
Cash flows from investing activities:
Originations and fundings of loans receivable and other lending investments, net	(6,120)	(8,950)
Capital expenditures on real estate assets	(833)	(652)
Capital expenditures on land and development assets, net	(48,017)	(17,923)
Repayments of and principal collections on loans receivable and other lending investments, net	3,495	—
Net proceeds from sales of real estate	—	5,445
Net proceeds from sales of land and development assets	33,625	39,228
Other investing activities, net	(464)	(683)
Cash flows provided by (used in) investing activities	(18,314)	16,465
Cash flows from financing activities:
Borrowings from debt obligations	41,055	1,783
Repayments of debt obligations	(5,000)	—
Payment of deferred financing costs	(216)	—
Payments of debt prepayment or extinguishment costs	(35)	—
Repurchase of common stock	(3,470)	—
Other financing activities, net	(132)	—
Cash flows provided by financing activities	32,202	1,783
Changes in cash, cash equivalents and restricted cash	10,230	(6,175)
Cash, cash equivalents and restricted cash at beginning of period	45,546	60,714
Cash, cash equivalents and restricted cash at end of period	$55,776	$54,539

Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$40,592	$45,046
Restricted cash included in deferred expenses and other assets, net	15,184	9,493
Total cash and cash equivalents and restricted cash	$55,776	$54,539

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of September 30, 2025 and December 31, 2024. The following table presents the assets and liabilities of the Company’s consolidated VIEs as of September 30, 2025 and December 31, 2024 ($ in thousands):

	As of
	September 30, 2025	December 31, 2024
ASSETS
Real estate
Real estate, at cost	$96,152	$95,318
Less: accumulated depreciation	(26,381)	(24,372)
Real estate, net	69,771	70,946
Land and development, net	152,296	115,201
Cash and cash equivalents	8,331	8,324
Deferred expenses and other assets, net	7,746	7,727
Total assets	$238,144	$202,198
LIABILITIES
Total liabilities	$88,575	$47,751

Note 3—Summary of Significant Accounting Policies

The Company’s significant accounting policies have not changed materially from those described in the 2024 Annual Report. Please refer to the 2024 Annual Report for the Company’s significant accounting policies.

Note 4—Real Estate

The Company’s real estate assets were comprised of the following ($ in thousands):

	As of
	September 30, 2025	December 31, 2024
Land, at cost	$5,570	$5,570
Buildings and improvements, at cost	93,381	92,548
Less: accumulated depreciation	(27,399)	(25,273)
Real estate, net	$71,552	$72,845

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant reimbursements were $0.5 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively. Tenant reimbursements were $1.5 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts are included in “Operating lease income” in the Company’s consolidated statements of operations.

Allowance for Doubtful Accounts—As of September 30, 2025 and December 31, 2024, the allowance for doubtful accounts related to real estate tenant receivables was $0.2 million and $0.1 million, respectively. These amounts are included in “Accrued interest and operating lease income receivable, net” on the Company’s consolidated balance sheets.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, in effect as of September 30, 2025, are as follows by year ($ in thousands):

Year	Amount
2025 (remaining three months)	$1,156
2026	4,544
2027	1,508
2028	—
2029	—
Thereafter	—

Note 5—Land and Development

The Company’s land and development assets were comprised of the following ($ in thousands):

	As of
	September 30,	December 31,
	2025	2024
Land and land development, at cost	$203,372	$186,271
Less: accumulated depreciation	(10,588)	(9,827)
Total land and development, net	$192,784	$176,444

Dispositions—During the three months ended September 30, 2025 and 2024, the Company sold land parcels and residential lots and units and recognized land development revenue of $1.7 million and $6.1 million, respectively, and land development cost of sales of $2.2 million and $8.1 million, respectively, from its land and development portfolio. During the nine months ended September 30, 2025 and 2024, the Company sold land parcels and residential lots and units and recognized land development revenue of $33.4 million and $38.5 million, respectively, and land development cost of sales of $27.5 million and $39.4 million, respectively, from its land and development portfolio.

In December 2023, the Company transferred the ownership interests in a subsidiary land owner to a third-party venture (the “Venture”) for its development and construction of a multifamily project in Asbury Park, NJ (the “Project”). In connection with this transfer, the Company (i) provided the Venture with a $10.6 million mezzanine loan that was fully funded at closing and is secured by the ownership interests in the subsidiary land owner and matures in June 2033; and (ii) provided a completion and carry guaranty on the Venture’s $80.0 million senior construction mortgage loan (refer to Note 9) with a third-party lender in return for a fee. The Company is a non-member manager of the Venture and is entitled to certain fees, but otherwise has no expected member-related economics. Until the mezzanine loan is repaid and the guaranties are released, the Company controls all decision-making of the Venture. The Venture is responsible for the funding and performance of all development and construction activities and the Company is not obligated to provide any capital contributions to the Venture.  At closing, the third-party members provided $21.0 million in cash capital contributions to the Venture, exclusive of a $3.0 million deferred profits interest, which combined represent the total equity capitalization. The Venture began operations in September 2025.

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

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company’s loans receivable and other lending investments by class ($ in thousands): (1)

	As of
	September 30, 2025	December 31, 2024
Loans
Senior mortgages	$18,054	$20,800
Subordinate mortgages	16,064	15,266
Subtotal - gross carrying value of loans	34,118	36,066
Other lending investments
Available-for-sale debt securities	21,174	15,376
Subtotal - other lending investments	21,174	15,376
Total gross carrying value of loans receivable and other lending investments	55,292	51,442
Allowance for loan losses	(1,013)	(1,118)
Total loans receivable and other lending investments, net	$54,279	$50,324
(1)	As of September 30, 2025 and December 31, 2024, accrued interest was $0.8 million and $0.9 million, respectively, and is recorded in “Accrued interest and operating lease income receivable, net” on the Company’s consolidated balance sheets. During the three and nine months ended September 30, 2025 and 2024, the Company did not reverse any accrued interest on its loan portfolio.

Allowance for Loan Losses—Changes in the Company’s general allowance for loan losses were as follows for the three months ended September 30, 2025 and 2024 ($ in thousands):

Three Months Ended September 30, 2025	Loans	Total
Allowance for loan losses at beginning of period	$1,006	$1,006
Provision for (recovery of) loan losses(1)	7	7
Allowance for loan losses at end of period	$1,013	$1,013

Three Months Ended September 30, 2024
Allowance for loan losses at beginning of period	$512	$512
Provision for (recovery of) loan losses(1)	43	43
Allowance for loan losses at end of period	$555	$555
(1)	During the three months ended September 30, 2025 and 2024, the Company recorded a provision for loan losses of $7 thousand and $43 thousand, respectively, in its consolidated statements of operations. The provision in 2025 was primarily the result of capitalized interest on one of the Company’s loans. The provision in 2024 was due primarily to a declining macroeconomic forecast since June 30, 2024.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Changes in the Company’s general allowance for loan losses were as follows for the nine months ended September 30, 2025 and 2024 ($ in thousands):

Nine Months Ended September 30, 2025	Loans	Total
Allowance for loan losses at beginning of period	$1,118	$1,118
Provision for (recovery of) loan losses(1)	(105)	(105)
Allowance for loan losses at end of period	$1,013	$1,013

Nine Months Ended September 30, 2024
Allowance for loan losses at beginning of period	$497	$497
Provision for (recovery of) loan losses(1)	58	58
Allowance for loan losses at end of period	$555	$555
(1)	During the nine months ended September 30, 2025 and 2024, the Company recorded a (recovery of) provision for loan losses of ($0.1) million and $0.1 million, respectively, in its consolidated statements of operations. The recovery of loan losses in 2025 was primarily the result of a $3.0 million repayment on one of the Company’s loans. The provision in 2024 was due primarily to a principal addition to a loan originated in September 2023.

The Company’s investment in loans, all of which were collectively evaluated for impairment, and the associated allowance for loan losses were as follows as of September 30, 2025 and December 31, 2024 ($ in thousands):

As of September 30, 2025
Loans	$34,118
Less: Allowance for loan losses	(1,013)
Total	$33,105
As of December 31, 2024
Loans	$36,066
Less: Allowance for loan losses	(1,118)
Total	$34,948

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

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The Company’s amortized cost basis in performing senior mortgage and subordinate mortgages, presented by year of origination and by credit quality, as indicated by risk rating, as of September 30, 2025 were as follows ($ in thousands):

Year of Origination
	2025	2024	2023	2022	2021	Prior to 2021	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	15,004	3,050	—	—	—	18,054
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$15,004	$3,050	$—	$—	$—	$18,054
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	16,064	16,064
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$16,064	$16,064
Total	$—	$15,004	$3,050	$—	$—	$16,064	$34,118

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

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The Company’s amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

		Less Than	Greater
		or Equal	Than	Total
	Current	to 90 Days	90 Days	Past Due	Total
As of September 30, 2025
Senior mortgages	$18,054	$—	$—	$—	$18,054
Subordinate mortgages	16,064	—	—	—	16,064
Total	$34,118	$—	$—	$—	$34,118
As of December 31, 2024
Senior mortgages	$20,800	$—	$—	$—	$20,800
Subordinate mortgages	15,266	—	—	—	15,266
Total	$36,066	$—	$—	$—	$36,066

Other lending investments—Other lending investments includes the following securities ($ in thousands):

			Net		Net
		Amortized	Unrealized	Estimated	Carrying
	Face Value	Cost Basis	Gain (Loss)	Fair Value	Value
As of September 30, 2025
Available-for-sale securities
Municipal debt securities(1)	$21,555	$21,555	$(381)	$21,174	$21,174
Total	$21,555	$21,555	$(381)	$21,174	$21,174
As of December 31, 2024
Available-for-Sale Securities
Municipal debt securities	$15,480	$15,480	$(104)	$15,376	$15,376
Total	$15,480	$15,480	$(104)	$15,376	$15,376

(1)	As of September 30, 2025, the Company had one available-for-sale security with a $0.3 million unrealized gain. As of December 31, 2024, the Company had two available-for-sale securities with an aggregate $0.1 million unrealized gain.

As of September 30, 2025, the contractual maturities of the Company’s securities were as follows ($ in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Maturities
Within one year	$—	$—
After one year through 5 years	—	—
After 5 years through 10 years	—	—
After 10 years	21,555	21,174
Total	$21,555	$21,174

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments

The Company’s “other investments” is its investment in Safehold Inc. (“Safe”). Safe is a publicly-traded company that acquires, owns, manages, finances and capitalizes ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). As of September 30, 2025, the Company owned approximately 13.5 million shares, or 18.8%, of Safe’s outstanding common stock.

As of September 30, 2025, the Company’s investment in Safe had a market value of $209.5 million based on the closing price of $15.49 on September 30, 2025. The Company does not have significant influence over Safe and accounts for its investment in Safe as an equity investment under ASC 321 – Investments – Equity Securities (“ASC 321”), which requires that the Company adjust its investment in Safe to fair value through income at each reporting period. As such, the Company recognized an “Unrealized gain (loss) on equity investment” of ($0.9) million and $93.8 million, respectively, in its consolidated statements of operations for the three months ended September 30, 2025 and 2024 and ($40.4) million and $38.3 million, respectively, for the nine months ended September 30, 2025 and 2024.

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

The Management Agreement has an annual term that automatically renews on March 31 of each year. The Company pays a fixed cash management fee and reimburses the Manager for third party expenses incurred in connection with its services. The Company paid the Manager management fees of $25.0 million for the term ended March 31, 2024 and $15.0 million for the term ended March 31, 2025. The annual fee declines to $10.0 million and $7.5 million, respectively, in each of the following annual terms, and adjusts to 2.0% of the gross book value of the Company’s assets, excluding the Safe Shares, thereafter. During the three months ended September 30, 2025 and 2024, the Company recorded $2.5 million and $3.8 million, respectively, of management fees to the Manager. During the nine months ended September 30, 2025 and 2024, the Company recorded $8.8 million and $13.8 million, respectively, of management fees to the Manager.

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

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Safe Credit Facility—Refer to Note 9 for additional information on the Safe Credit Facility.

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2025	December 31, 2024
Other assets(1)	$7,916	$8,233
Operating lease right-of-use assets(2)	575	924
Restricted cash	15,184	10,589
Other receivables	1,669	2,459
Leasing costs, net(3)	48	69
Intangible assets, net(4)	104	127
Deferred expenses and other assets, net	$25,496	$22,401
(1)	As of September 30, 2025 and December 31, 2024, other assets primarily includes prepaid expenses and dividends receivable from Safe.
(2)	Right-of use lease assets initially equal the lease liability. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s consolidated statements of operations. During the three months ended September 30, 2025 and 2024, the Company recognized $0.1 million and $0.1 million, respectively, in “Real estate expense” in its consolidated statements of operations relating to operating leases. During the nine months ended September 30, 2025 and 2024, the Company recognized $0.4 million and $0.4 million, respectively, in “Real estate expense” in its consolidated statements of operations relating to operating leases.
(3)	Accumulated amortization of leasing costs was $0.2 million and $0.2 million as of September 30, 2025 and December 31, 2024, respectively.
(4)	Intangible assets, net includes above market and in-place lease assets related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $0.2 million and $0.2 million as of September 30, 2025 and December 31, 2024, respectively. These intangible lease assets are amortized over the remaining term of the lease. As of September 30, 2025, the weighted average remaining amortization period for the Company’s intangible assets was approximately 1.5 years.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2025	December 31, 2024
Other liabilities(1)	$32,615	$33,300
Accrued expenses	9,560	11,917
Operating lease liabilities (see table above)	750	1,093
Accounts payable, accrued expenses and other liabilities	$42,925	$46,310
(1)	As of September 30, 2025, “Other liabilities” includes $20.6 million of deferred income and liabilities, $3.6 million of management fees and other payables due Safe and $5.1 million of other payables related to real estate properties. As of December 31, 2024, “Other liabilities” includes $20.6 million of deferred income and liabilities, $4.8 million of management fees due Safe and $5.7 million of other payables related to real estate properties.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net

The Company’s debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated	Scheduled
	September 30, 2025	December 31, 2024	Interest Rates	Maturity Date(1)
Debt obligations:
Safe Credit Facility	$115,000	$115,000	8.00%	March 2028
Margin Loan Facility(2)	89,318	89,175	SOFR plus 3.50%	March 2028
Senior Construction Mortgage Loan	56,870	15,815	SOFR plus 6.85%	December 2027
Total debt obligations	261,188	219,990
Debt discounts and deferred financing costs, net	(1,915)	(2,641)
Total debt obligations, net(3)	$259,273	$217,349
(1)	Represents the extended maturity date.
(2)	The Company has the option to pay interest in kind (“PIK”) on its quarterly interest payments and a cumulative $9.1 million has been added to the principal balance on the Margin Loan Facility as of September 30, 2025. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which the Company makes a PIK election.
(3)	During the three months ended September 30, 2025 and 2024, the Company capitalized interest expense on qualifying real estate assets of $1.2 million and $0.4 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company capitalized interest expense on qualifying real estate assets of $3.8 million and $1.4 million, respectively.

Future Scheduled Maturities—As of September 30, 2025, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

2025 (remaining three months)	$—
2026	—
2027	56,870
2028	204,318
2029	—
Thereafter	—
Total principal maturities	261,188
Unamortized discounts and deferred financing costs, net	(1,915)
Total debt obligations, net	$259,273

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

During the three months ended September 30, 2025 and 2024, the Company incurred $2.4 million and $2.4 million, respectively, of interest expense gross of amounts capitalized on the Safe Credit Facility, which is included in “Interest expense” in the Company’s consolidated statements of operations. During the nine months ended September 30, 2025 and

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

2024, the Company incurred $7.1 million and $7.2 million, respectively, of interest expense gross of amounts capitalized on the Safe Credit Facility, which is included in “Interest expense” in the Company’s consolidated statements of operations.

Margin Loan Facility—On March 31, 2023, STAR Investment Holdings SPV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company ("STAR SPV"), as borrower, entered into a margin loan agreement providing for a three-year, $140.0 million senior secured margin loan facility (as amended from time to time, the "Margin Loan Facility"), with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. LLC, as calculation agent, and Morgan Stanley Bank, N.A., as initial lender. The Margin Loan Facility is secured by a first priority pledge of the Safe Shares and has a principal balance of $89.3 million as of September 30, 2025. On March 28, 2025, the Company entered into an amendment to the Margin Loan Facility that, among other things, extended the maturity date from March 2026 to March 2028, increased the interest rate by 50 basis points, provides for an additional $15.8 million delayed-draw capital commitment from the lender (in addition to the outstanding principal balance on that date) and eased certain collateral posting and release triggers from then existing levels.

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

Senior Construction Mortgage Loan—In December 2023, the Venture (refer to Note 5) entered into an $80.0 million senior construction mortgage loan (the “Loan”). The Loan has a 3-year term with one 12-month extension option subject to a 1.0% fee. The Loan is interest only during the term and accrues interest at SOFR + 6.85% (with a SOFR floor of 3.65%) and features a 1.0% origination fee and a 1.85% exit fee, both on the total loan commitment. As of September 30, 2025, the Loan had an outstanding balance of $56.9 million.

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

As of September 30, 2025, the Company was in compliance with all of its financial covenants.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Commitments and Contingencies

Commitments—Future minimum lease obligations under non-cancelable operating leases as of September 30, 2025 are as follows ($ in thousands):(1)

2025 (remaining three months)	$121
2026	486
2027	162
2028	—
2029	—
Thereafter	—
Total undiscounted cash flows	769
Present value discount(1)	(19)
Lease liabilities	$750
(1)	The lease liability equals the present value of the minimum rental payments due under the lease discounted at the rate implicit in the lease or the Company’s incremental secured borrowing rate for similar collateral. For operating leases, lease liabilities were discounted at inception at the Company’s weighted average incremental secured borrowing rate for similar collateral estimated to be 3.0% and the weighted average remaining lease term is 1.6 years.

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

All of the Company’s real estate and assets collateralizing its loans receivable are located in the United States. As of September 30, 2025, the Company’s portfolio contains concentrations in the following property types: entertainment/leisure, land and development, hotel, retail and the Safe Shares.

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

Note 12—Equity

Common Stock—On March 31, 2023, in connection with the Spin-Off,  iStar distributed 100% of the common shares of beneficial interest in the Company to holders of common stock of iStar ("iStar Common Stock") by way of a pro rata distribution of 0.153 common shares of the Company for each outstanding share of iStar Common Stock held on the record date of the distribution.  As of September 30, 2025, the Company has one class of common stock with 12,897,176 shares outstanding.

Accumulated Other Comprehensive Income (Loss)— “Accumulated other comprehensive income (loss)” reflected in the Company’s shareholders’ equity is comprised of unrealized gains or losses on the Company’s available-for-sale securities.

Share Repurchase Program—The Company has a share repurchase program that permits the Company to repurchase up to $10.0 million of its common shares in open market purchases, privately negotiated transactions or otherwise, including pursuant to one or more trading plans. Any such purchases will be subject to market and pricing conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The share repurchase authorization does not obligate the Company to repurchase any dollar amount or number of shares and may be suspended or discontinued at any time. During the nine months ended September 30, 2025, the Company repurchased 0.4 million shares of its outstanding common stock for $3.5 million, representing an average cost of $8.33 per share, including fees. As of September 30, 2025, the Company had authorization to repurchase up to $6.5 million of common stock under the program.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Earnings Per Share

The following table presents a reconciliation of income from operations used in the basic and diluted earnings per share (“EPS”) calculations ($ in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$274	$91,469	$(47,492)	$14,521
Net (income) loss from operations attributable to noncontrolling interests	1,525	429	2,379	1,281
Net income (loss) allocable to common shareholders	$1,799	$91,898	$(45,113)	$15,802

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) allocable to common shareholders	$1,799	$91,898	$(45,113)	$15,802

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	13,169	13,320	13,266	13,320

Basic and diluted earnings per common share:
Net income (loss) allocable to common shareholders	$0.14	$6.90	$(3.40)	$1.19

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

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

provision or other impairment is recorded within the period to mark the carrying value of the asset to market as of the reporting date. Such assets are classified as being valued on a non-recurring basis.

The following fair value hierarchy table summarizes the Company’s assets recorded at fair value on a recurring or non-recurring basis by the above categories as of September 30, 2025 and December 31, 2024 ($ in thousands):

	Fair Value Using
		Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2025
Recurring basis:
Available-for-sale debt securities(1)	$21,174	$—	$—	$21,174
Other investments (refer to Note 7)	209,466	209,466	—	—

As of December 31, 2024
Non-recurring basis:
Available-for-sale debt securities(1)	$15,376	$—	$—	$15,376
Other investments (refer to Note 7)	249,899	249,899	—	—
(1)	The fair value of the Company’s available-for-sale debt securities are based upon unadjusted third-party broker quotes and are classified as Level 3.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company’s consolidated balance sheets for the nine months ended September 30, 2025 and 2024 ($ in thousands):

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$15,376	$4,579
Repayments	(45)	—
Purchases	6,120	8,950
Unrealized gain (loss) recorded in other comprehensive income (loss)	(277)	192
Ending balance	$21,174	$13,721

Fair values of financial instruments—The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of September 30, 2025		As of December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Loans receivable and other lending investments, net(1)	$54	$54	$50	$49
Cash and cash equivalents(2)	41	41	35	35
Restricted cash(2)	15	15	11	11

Liabilities
Debt obligations, net(1)	259	265	217	222
(1)	The fair value of the Company’s loans receivable and other lending investments, net and debt obligations are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values. Restricted cash is recorded in “Deferred expenses and other assets, net” on the Company’s balance sheet. The fair value of the Company’s cash and cash equivalents and restricted cash are classified as Level 1 within the fair value hierarchy.

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

Our Development Portfolio

Asbury Park Waterfront

We are the managing member in Asbury Partners, LLC, which is the joint venture that owns the Asbury Park Waterfront investment. The aggregate carrying value of the Asbury Park Waterfront investment was approximately $130.7 million as of September 30, 2025.

The Asbury Park Waterfront investment includes the following:

●	Asbury Ocean Club Surfside Resort and Residences: a 16-story mixed use project featuring 130 residential condominium units, a 54-key luxury boutique hotel, 24,000 square feet of retail space, 410 structured parking spaces and a 15,000 square foot gym and spa amenity area. The property was completed in 2019. The hotel is managed by a third party. As of September 30, 2025, all residential condominium units have been sold.
●	The Asbury: a 110-key independent boutique hotel with indoor and outdoor event spaces, and a rooftop bar. The hotel was completed in 2016 and is managed by a third party.
●	Asbury Lanes: a 12,000 square foot music and entertainment venue. The venue was completed in 2018, is connected to The Asbury and managed by a third party.

Our current strategy for the Asbury Park Waterfront investment is to actively asset manage our operating assets, and strategically monetize the remaining development sites and our operating assets through sales to third party developers and operators while meeting our obligations under the redevelopment agreement with the city of Asbury Park.

Magnolia Green

Magnolia Green is an approximately 1,900 acre multi-generational master planned residential community that is entitled for 3,550 single and multifamily dwelling units and approximately 193 acres of land for commercial development. The community is located 19 miles southwest of Richmond, Virginia and offers distinct phases designed for people in different life stages, from first home buyers to empty nesters in single family and townhomes built by the area’s top homebuilders. The project is anchored by the Magnolia Green Golf Club, a semi-private 18-hole Nicklaus Design championship golf course with full-service clubhouse and driving range. There are also numerous community amenities, including the Aquatic Center, featuring multiple pools and a snack bar, Arbor Walk, featuring a junior Olympic competition pool, water slide and sports courts, the Tennis Center, featuring tennis and pickleball courts and a pro shop, and miles of paved trails. The aggregate carrying value of our Magnolia Green assets as of September 30, 2025 was $27.7 million.

As of September 30, 2025, 2,237 residential lots have been sold to homebuilders. We anticipate selling our remaining residential lots to homebuilders either upon completion of horizontal lot development or in bulk as unimproved lots over the next two years and it could take substantially longer. We anticipate selling the golf course operations to a third party upon completion of residential lot sellout. There can be no assurance, however, that these sales will be completed.

Our Monetizing Portfolio

As of September 30, 2025, we owned assets that we expect to monetize primarily through asset sales, loan repayments or active asset management. These assets included in our portfolio as of September 30, 2025 had an aggregate carrying value of approximately $160.2 million and were comprised primarily of loans, operating properties, land and other assets. Summarized information regarding these assets is set forth below.

Loans and other lending investments.   The loans and other lending investments included in our monetizing portfolio as of September 30, 2025 include three loans with an aggregate carrying value of $33.1 million and eight available-for-sale debt securities with an aggregate carrying value of $21.2 million.

Land.   The land assets included in our portfolio as of September 30, 2025 include one asset with a carrying value of approximately $14.4 million. Our general strategy is to seek to sell the land assets to third party developers. In addition, another land asset at Asbury Park with a carrying value of $88.6 million is held by a venture to which we have provided a loan and certain credit support (refer to Note 5 to the consolidated financial statements).

Other.   The remainder of the monetizing assets primarily consist of two short term leases that we have subleased to third parties, which had an aggregate carrying value of $2.9 million as of September 30, 2025, and a group of loans and equity interests that are recorded as having no carrying value in our financial statements. Our general strategy is to seek to sell the leased assets, although we may hold one or both leases until they expire. For the assets with no carrying value, we may seek to sell these assets but can give no assurance that we will recover any value from them.

Investment in Safe.   In addition to the assets described above, we also own the Safe Shares which had a fair value of $209.5 million based on the closing price of $15.49 as of September 30, 2025.

Our Margin Loan Facility is collateralized by the Safe Shares as of September 30, 2025. The net proceeds from the sale of any Safe Shares must be applied in accordance with the terms of the Margin Loan Facility.

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

Results of Operations for the Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

	For the Three Months Ended
	September 30,
	2025	2024	$ Change

	(in thousands)
Operating lease income	$1,765	$1,632	$133
Interest income	1,194	548	646
Other income	23,492	16,224	7,268
Land development revenue	1,657	6,146	(4,489)
Total revenue	28,108	24,550	3,558
Interest expense	4,700	4,008	692
Real estate expense	15,566	12,932	2,634
Land development cost of sales	2,186	8,093	(5,907)
Depreciation and amortization	1,093	986	107
General and administrative	3,333	4,563	(1,230)
Provision for (recovery of) loan losses	7	43	(36)
Other expense	2	2	—
Total costs and expenses	26,887	30,627	(3,740)
Unrealized gain (loss) on equity investment	(947)	93,847	(94,794)
Income from sales of real estate	—	3,699	(3,699)
Net income (loss)	$274	$91,469	$(91,195)

Revenue—Operating lease income, which primarily includes income from commercial operating properties, was $1.8 million and $1.6 million, respectively, during the three months ended September 30, 2025 and 2024. The increase in 2025 was due primarily to an increase in recovery income at one of our properties.

Interest income increased to $1.2 million for the three months ended September 30, 2025 from $0.5 million for the same period in 2024. The increase in interest income was due primarily to an increase in the average balance of our performing loans and other lending investments due to loan originations and the acquisition of available for sale securities.

Other income increased to $23.5 million during the three months ended September 30, 2025 from $16.2 million for the same period in 2024. Other income consists primarily of dividend income from our investment in Safe and income from our hotel properties and other operating properties, including Asbury Lanes and the Magnolia Green Golf Club, and other ancillary income. The increase in other income in 2025 was due primarily to $7.0 million related to a legal settlement with respect to one of iStar’s (refer to Note 1 to the consolidated financial statements) legacy assets. This amount was recorded upon settlement due to uncertainty regarding collectability of the funds and represents the gross amount of the settlement.

Land development revenue and cost of sales—During the three months ended September 30, 2025, we sold residential lots and units and recognized land development revenue of $1.7 million which had associated cost of sales of $2.2 million. During the three months ended September 30, 2024, we sold residential lots and units and recognized land development revenue of $6.1 million which had associated cost of sales of $8.1 million. The decrease in 2025 was primarily due to a bulk sale at our Magnolia Green property in 2024. As we execute future sales and have fewer remaining residential and development assets, we expect our land development revenue will decline. The timing and amount of such sales cannot be predicted with certainty.

Costs and expenses—For the three months ended September 30, 2025, we incurred $2.3 million of interest expense on the Safe Credit Facility, $1.8 million of interest expense on our Margin Loan Facility, net of amounts capitalized and $0.6 million on the Loan (refer to Note 9 to the consolidated financial statements). We may elect to pay interest in kind ("PIK") on the Margin Loan Facility in respect of certain quarterly interest payments and a cumulative $9.1 million has been added to the principal balance on the Margin Loan Facility. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which we make a PIK election. For the three months ended September 30, 2024, we incurred $2.2 million of interest expense on the Safe Credit Facility and $1.8 million of interest expense on our Margin Loan Facility, net of amounts capitalized.

Real estate expense was $15.6 million during the three months ended September 30, 2025 and $12.9 million for the same period in 2024. Real estate expense typically includes expenses at our hotel and retail operating properties and land properties. The increase in 2025 was due primarily to $2.3 million of expense related to a legal settlement with respect to one of iStar’s (refer to Note 1) legacy assets. This amount was recorded upon settlement due to uncertainty regarding payment, which was contingent on the settlement.

Depreciation and amortization was $1.1 million during the three months ended September 30, 2025 and $1.0 million for the same period in 2024. The increase in 2025 was due primarily to an increase in expense at our project in Asbury Park (refer to Note 5 to the consolidated financial statements).

During the three months ended September 30, 2025, we incurred $3.3 million of general and administrative expense, primarily resulting from management fees to Safe and director fees. The annual management fee payable to our Manager under the Management Agreement declined from $15.0 million to $10.0 million for the third annual term of the Management Agreement which ends on March 31, 2026. During the three months ended September 30, 2024, we incurred $4.6 million of general and administrative expense, primarily resulting from management fees to Safe and director fees. The decrease in 2025 was due primarily to a decrease in management fees.

The provision for loan losses was $7 thousand for the three months ended September 30, 2025 as compared to a provision for loan losses of $43 thousand for the same period in 2024. The provision for loan losses for the three months ended September 30, 2025 resulted primarily from an increase in the balance of our loan portfolio. The provision for loan losses for the three months ended September 30, 2024 resulted primarily from a declining economic forecast.

Other expense was $2 thousand during the three months ended September 30, 2025 and $2 thousand for the same period in 2024.

Unrealized gain (loss) on equity investment represents the unrealized gain or loss on our Safe Shares. We account for our Safe Shares as an equity investment under ASC 321, which requires that we adjust our investment in the Safe Shares to fair value through income at each reporting period. The unrealized loss for the three months ended September 30, 2025 represents the difference between the fair value of our investment in the Safe Shares as of September 30, 2025 and June 30, 2025. The unrealized gain for the three months ended September 30, 2024 represents the difference between the fair value of our investment in the Safe Shares as of September 30, 2024 and June 30, 2024.

During the three months ended September 30, 2024, we sold residential condominiums and recognized income from sales of real estate of $3.7 million.

Results of Operations for the Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

	For the Nine Months Ended September 30,
	2025	2024	$ Change

	(in thousands)
Operating lease income	$5,474	$5,214	$260
Interest income	3,382	1,378	2,004
Other income	42,485	35,482	7,003
Land development revenue	33,445	38,462	(5,017)
Total revenue	84,786	80,536	4,250
Interest expense	12,419	11,637	782
Real estate expense	37,608	36,886	722
Land development cost of sales	27,518	39,446	(11,928)
Depreciation and amortization	3,022	3,347	(325)
General and administrative	11,305	16,544	(5,239)
Provision for (recovery of) loan losses	(105)	58	(163)
Other expense	8	63	(55)
Total costs and expenses	91,775	107,981	(16,206)
Unrealized gains (losses) on equity investments	(40,433)	38,269	(78,702)
Income from sales of real estate	—	3,699	(3,699)
Loss on early extinguishment of debt, net	(70)	—	(70)
Income tax expense	—	(2)	2
Net income (loss)	$(47,492)	$14,521	$(62,013)

Revenue—Operating lease income, which primarily includes income from commercial operating properties, was $5.5 million and $5.2 million, respectively, during the nine months ended September 30, 2025 and 2024. The increase in 2025 was primarily due to an increase in rental income at one of our properties.

Interest income increased to $3.4 million for the nine months ended September 30, 2025 from $1.4 million for the same period in 2024. The increase in interest income was due primarily to an increase in the average balance of our performing loans and other lending investments due to loan originations and the acquisition of available for sale securities.

Other income increased to $42.5 million during the nine months ended September 30, 2025 from $35.5 million for the same period in 2024. Other income consists primarily of dividend income from our investment in Safe and income from our hotel properties and other operating properties, including Asbury Lanes and the Magnolia Green Golf Club, and other ancillary income. The increase in other income in 2025 was due primarily to $7.0 million related to a legal settlement with respect to one of iStar’s (refer to Note 1 to the consolidated financial statements) legacy assets. This amount was recorded upon settlement due to uncertainty regarding collectability of the funds and represents the gross amount of the settlement.

Land development revenue and cost of sales—During the nine months ended September 30, 2025, we sold residential lots and units and recognized land development revenue of $33.4 million which had associated cost of sales of $27.5 million. During the nine months ended September 30, 2024, we sold residential lots and units and recognized land development revenue of $38.5 million which had associated cost of sales of $39.4 million. The decrease in 2025 was due primarily to a bulk parcel at Coney Island in 2024 and a decrease in sales at our Magnolia Green property, which was partially offset by an increase in sales at our Asbury Park properties. As we execute future sales and have fewer remaining residential and development assets, we expect our land development revenue will decline. The timing and amount of such sales cannot be predicted with certainty.

Costs and expenses—For the nine months ended September 30, 2025, we incurred $6.7 million of interest expense on the Safe Credit Facility and $5.1 million of interest expense on our Margin Loan Facility, net of amounts capitalized and $0.6 million on the Loan (refer to Note 9 to the consolidated financial statements). We may elect to pay interest in kind ("PIK") on the Margin Loan Facility in respect of certain quarterly interest payments and a cumulative

$9.1 million has been added to the principal balance on the Margin Loan Facility. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which we make a PIK election. For the nine months ended September 30, 2024, we incurred $6.4 million of interest expense on the Safe Credit Facility and $5.3 million of interest expense on our Margin Loan Facility, net of amounts capitalized. The increase in expense in 2025 was primarily the result of interest expense on the Loan.

Real estate expense was $37.6 million during the nine months ended September 30, 2025 and $36.9 million for the same period in 2024. Real estate expense typically includes expenses at our hotel and retail operating properties and land properties. The increase in 2025 was due primarily to $2.3 million of expense related to a legal settlement with respect to one of iStar’s (refer to Note 1) legacy assets. This amount was recorded upon settlement due to uncertainty regarding payment, which was contingent on the settlement. The increase in legal expenses in 2025 was partially offset by a decrease in expenses at our Asbury Park and Coney Island properties.

Depreciation and amortization was $3.0 million during the nine months ended September 30, 2025 and $3.3 million for the same period in 2024. The decrease in 2025 was due primarily to a decrease in expense at our Asbury Park properties due to assets being fully depreciated.

During the nine months ended September 30, 2025, we incurred $11.3 million of general and administrative expense, primarily resulting from management fees to Safe and director fees. The annual management fee payable to our Manager under the Management Agreement declined from $15.0 million to $10.0 million for the third annual term of the Management Agreement which ends on March 31, 2026. During the nine months ended September 30, 2024, we incurred $16.5 million of general and administrative expense, primarily resulting from management fees to Safe and director fees. The decrease in 2025 was due primarily to a decrease in management fees.

The recovery of loan losses was $0.1 million for the nine months ended September 30, 2025 as compared to a provision for loan losses of $0.1 million for the same period in 2024. The recovery of loan losses for the nine months ended September 30, 2025 resulted primarily from a net decrease in the balance of our loan portfolio during the period and an improving economic forecast. The provision for loan losses for the nine months ended September 30, 2024 resulted primarily from the addition to a loan during the year.

Other expense was $8 thousand during the nine months ended September 30, 2025 and $0.1 million for the same period in 2024.

Unrealized gain (loss) on equity investment represents the unrealized gain or loss on our Safe Shares. We account for our Safe Shares as an equity investment under ASC 321, which requires that we adjust our investment in the Safe Shares to fair value through income at each reporting period. The unrealized loss for the nine months ended September 30, 2025 represents the difference between the fair value of our investment in the Safe Shares as of September 30, 2025 and December 31, 2024. The unrealized gain for the nine months ended September 30, 2024 represents the difference between the fair value of our investment in the Safe Shares as of September 30, 2024 and December 31, 2023.

During the nine months ended September 30, 2024, we sold residential condominiums and recognized income from sales of real estate of $3.7 million.

Loss on early extinguishment of debt during the nine months ended September 30, 2025 resulted from the partial repayment of the Margin Loan Facility.

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

Our sources of cash will be largely dependent on asset sales, which are difficult to predict in terms of timing and amount. While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial position, liquidity and results of operations, such as prepayments on the Margin Loan Facility resulting from declines in the market value of the Safe Shares. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Our primary sources of liquidity will generally consist of our cash on hand and proceeds from asset sales.  We expect our short-term and long-term liquidity requirements to include:

●	capital expenditures on our Asbury Park Waterfront and Magnolia Green development projects;

●	debt service on the Safe Credit Facility and the Margin Loan Facility (refer to Note 9 to the consolidated financial statements), and any other indebtedness including any repurchase agreements;
●	repayment or refinancing of the Margin Loan Facility and the Safe Credit Facility at their respective maturities;

●	management fees and expense reimbursements payable to our Manager (refer to Note 7 to the consolidated financial statements);

●	operating expenses; and

●	share repurchases and/or distributions to shareholders if we have excess cash on hand from asset sales after the payment of our debt obligations.

We expect to meet our short-term liquidity requirements through any cash flows from operations, proceeds from asset sales, borrowings on available debt facilities and our unrestricted cash. We expect to meet our long-term liquidity requirements through any cash flows from operations and proceeds from asset sales and through refinancing maturing debt.

Our future cash sources will be largely dependent on proceeds from asset sales. The amount and timing of asset sales, including the sale of Safe Shares, could be adversely affected by a number of factors, some of which are outside of our control, including the macroeconomic factors discussed below. We cannot predict with certainty the specific transactions we will undertake to generate sufficient liquidity to meet our obligations as they come due. We will adjust our plans as appropriate in response to changes in our expectations and changes in market conditions. The uncertainty related to macroeconomic factors such as inflation, changes in interest rates, market volatility, disruptions in the banking sector, tariff policy, geopolitical uncertainty and the availability of financing, and the effects of these factors on the economy generally and on the commercial real estate markets in which we operate, make it impossible for us to predict or to quantify the impact of these or other trends on our financial results or liquidity.

The following table outlines our cash flows from operating activities, cash flows from investing activities and cash flows from financing activities for the nine months ended September 30, 2025 and 2024 ($ in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Cash flows provided by (used in) operating activities	$(3,658)	$(24,423)
Cash flows provided by (used in) investing activities	(18,314)	16,465
Cash flows provided by (used in) financing activities	32,202	1,783

The decrease in cash flows used in operating activities during 2025 was due primarily to a decrease in general and administrative expense and an increase in interest and other income during the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease in cash flows from investing activities during 2025 was due primarily to an increase in capital expenditures and a decrease in land sales and proceeds from the sale of real estate, which was partially offset by a decrease in the origination and fundings of loans receivable and other lending investments. Cash flows provided by financing activities during 2025 primarily represents net borrowings on our debt obligations, which was partially offset by the repurchase of common stock.

Debt Covenants—The Margin Loan Facility requires that we comply with various covenants, including, without limitation, covenants restricting, subject to certain exceptions, indebtedness, liens, investments and the payment of dividends. Additionally, the Margin Loan Facility includes customary representations and warranties, events of default and other creditor protections for this type of facility. Upon the occurrence of certain events which are customary for this type of facility, we may be required to prepay all amounts due under the Margin Loan Facility or post additional collateral in accordance with the Margin Loan Facility and related agreements. As part of the amendment to the Margin Loan Facility that we entered into on March 28, 2025, the loan-to-value ratios that would require us to post additional collateral with the lender or permit us to request a release of collateral were eased from then existing levels.

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

As of September 30, 2025, we were in compliance with all of our financial covenants.

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

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$335
-50 Basis Points	168
-10 Basis Points	34
Base Interest Rate	—
+10 Basis Points	(34)
+50 Basis Points	(168)
+100 Basis Points	(335)
(1)	As of September 30, 2025, we had $146.2 million principal amount of floating-rate debt obligations outstanding and $55.8 million of cash and cash equivalents and restricted cash. Amounts shown in the table above exclude amounts attributable to noncontrolling interests.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of a	of Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under the
	Shares Purchased	Paid per Share	Plan	Plans(1)
July 1 to July 31	—	$—	—	$9,811,220
August 1 to August 31	168,825	$8.14	168,825	$8,436,420
September 1 to September 30	224,017	$8.69	224,017	$6,488,771
(1)	On March 31, 2025, the Company announced that its board of trustees authorized a share repurchase program that permits the Company to repurchase up to $10.0 million of its common shares in open market purchases, privately negotiated transactions or otherwise, including pursuant to one or more trading plans. Any such purchases will be subject to market and pricing conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The share repurchase authorization does not obligate the Company to repurchase any dollar amount or number of shares and may be suspended or discontinued at any time.

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

Star Holdings Registrant

Date:	November 7, 2025	/s/ JAY SUGARMAN
Jay Sugarman
Chief Executive Officer (principal executive officer)

Star Holdings Registrant
Date:	November 7, 2025	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial officer)