Form 10-K
period 2025-12-31
Star Holdings
filed 2026-02-17
CIK 1953366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2025
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company

◻	⌧	◻	⌧	⌧

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

As of June 30, 2025 the aggregate market value of Star Holdings common stock, $0.001 par value per share, held by non-affiliates of the registrant was approximately $100 million, based upon the closing price of $7.81 on the Nasdaq Global Market composite tape on such date.

As of February 13, 2026, there were 12,088,770 shares of common stock outstanding.

For purposes of this Annual Report only, includes all outstanding common stock other than common stock held directly by the registrant’s directors and executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2026 Annual Meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Company Portfolio

Our real estate portfolio is comprised of legacy assets from iStar’s historical real estate finance, operating properties and land and development businesses and the Safe Shares. Since the date of the Spin-Off, certain of the legacy real estate assets have been sold or repaid. Additional information on our portfolio as of December 31, 2025 is set forth below.

Our Development Portfolio

Asbury Park Waterfront

We are the managing member in Asbury Partners, LLC, which is the joint venture that owns the Asbury Park Waterfront investment. The aggregate carrying value of the Asbury Park Waterfront investment was approximately $127.6 million as of December 31, 2025.

The Asbury Park Waterfront investment includes the following operating assets:

●	Asbury Ocean Club Surfside Resort and Residences: a 16-story mixed use project featuring 130 residential condominium units, a 54-key luxury boutique hotel, 24,000 square feet of retail space, 410 structured parking spaces and a 15,000 square foot gym and spa amenity area. The property was completed in 2019. The hotel is managed by a third party. As of December 31, 2025, all residential condominium units have been sold.
●	The Asbury: a 110-key independent boutique hotel with indoor and outdoor event spaces, and a rooftop bar. The hotel was completed in 2016 and is managed by a third party.
●	Asbury Lanes: a 12,000 square foot music and entertainment venue. The venue was completed in 2018, is connected to The Asbury, and is managed by a third party.

In addition to the operating assets, we also own remaining development sites. Our current strategy for the Asbury Park Waterfront investment is to actively asset manage our operating assets, and strategically monetize the remaining development sites and our operating assets through sales to third party developers and operators while meeting our obligations under the redevelopment agreement with the city of Asbury Park.

Magnolia Green

Magnolia Green is an approximately 1,900 acre multi-generational master planned residential community that is entitled for 3,550 single and multifamily dwelling units and approximately 193 acres of land for commercial development. The community is located 19 miles southwest of Richmond, Virginia and offers distinct phases designed for people in different life stages, from first home buyers to empty nesters in single family and townhomes built by the area’s top homebuilders. The project is anchored by the Magnolia Green Golf Club, a semi-private 18-hole Nicklaus Design championship golf course with full-service clubhouse and driving range. There are also numerous community amenities, including the Aquatic Center, featuring multiple pools and a snack bar, Arbor Walk, featuring a junior Olympic competition pool, water slide and sports courts, the Tennis Center, featuring tennis and pickleball courts and a pro shop, and miles of paved trails. The aggregate carrying value of our Magnolia Green assets as of December 31, 2025 was $28.9 million.

As of December 31, 2025, 2,239 residential lots have been sold to homebuilders. We anticipate selling our remaining residential lots to homebuilders either upon completion of horizontal lot development or in bulk as unimproved lots. We currently expect such sales to occur over the next two years; however, it could take substantially longer. We anticipate selling the golf course operations to a third party upon completion of residential lot sellout. There can be no assurance, however, that these sales will be completed.

Our Monetizing Portfolio

As of December 31, 2025, we owned assets that we expect to monetize primarily through asset sales, loan repayments or active asset management. These assets had an aggregate carrying value of approximately

$149.8 million and were comprised primarily of loans, operating properties, land and other assets. Summarized information regarding these assets is set forth below.

Real estate.   We have properties in Asbury Park with a carrying value of $88.4 million that are held by a venture to which we have provided a loan and certain credit support (refer to Note 5 to the combined and consolidated financial statements).

Loans and other lending investments.   The loans and other lending investments included in our monetizing portfolio as of December 31, 2025 include two loans with an aggregate carrying value of $18.8 million and ten available-for-sale debt securities with an aggregate carrying value of $25.3 million.

Land.   The land asset included in our portfolio as of December 31, 2025 has a carrying value of approximately $14.4 million. Our general strategy is to seek to sell the land to third party developers.

Other.   The remainder of the monetizing assets primarily consist of two properties which had an aggregate carrying value of $2.9 million as of December 31, 2025 and a group of loans and equity interests that are recorded as having no carrying value in our financial statements. Both properties are leased to us under short term leases and one is subleased by us to a third party.  Our general strategy is to monetize the leased assets, although we may hold them until lease expiration. For the assets with no carrying value, we may seek to sell these assets but can give no assurance that we will recover any value from them.

Investment in Safe.   In addition to the assets described above, we also own the Safe Shares which had a fair value of $185.1 million based on the closing price of $13.69 as of December 31, 2025. Our Margin Loan Facility is collateralized by the Safe Shares as of the date of this filing. The net proceeds from the sale of any Safe Shares must be applied in accordance with the terms of the Margin Loan Facility.

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

Financing Strategy

As of December 31, 2025, our principal financing sources are the Safe Credit Facility and the Margin Loan Facility (refer to Note 9 to the combined and consolidated financial statements).

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

Employees and Human Capital Resources

We have no employees and primarily rely on our Manager for our human capital resources. Our Management Agreement requires that our Manager provide us with an executive management team and other appropriate support personnel to manage our business in accordance with the agreement. Our Manager is responsible for directly compensating and providing benefits to its employees who provide services to us. We reimburse our Manager for the salaries and other compensation of two accounting personnel who are fully dedicated to providing accounting services to us. Our Manager has advised us that it had 72 employees as of December 31, 2025, substantially all of whom are full time employees. We also rely on the personnel of a local property manager for certain services at our Asbury and Magnolia Green properties.

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

Our primary strategy is to generate cash flows and realize value through active asset management and asset sales. Asset sales are unpredictable and highly affected by economic conditions in the markets where the assets are located, the cost and availability of mortgage financing and competition from other properties available on the market. Our ability to sell Safe Shares will be affected by conditions in the capital markets, market prices of the shares and demand for the shares, and the terms of the Margin Loan Facility. Our ability to sell assets may therefore be limited and could take longer than we anticipate. If we must sell an asset, we cannot provide assurances that we will be able to dispose of the asset in the time period we desire or that the sales price of the asset will recoup or exceed our cost for the asset. If we are unable to sell assets at anticipated times or prices, we may not have sufficient cash to pay the management fee to our Manager or repay our debt, we may be unable to pay distributions to our shareholders and our business, financial condition and results of operations may be materially and adversely affected.

Our portfolio is concentrated in certain assets and, as a result, any adverse changes impacting any of these assets may have a material adverse effect on our business, financial condition and results of operations.

Two of our assets, Asbury Park Waterfront and Magnolia Green, accounted for 54% of the carrying value of the legacy portfolio on a consolidated basis at December 31, 2025, and our Safe Shares are also a material asset. We would be materially and adversely affected by adverse developments at either of these properties or in the market price of, or amount of dividends received in respect of, the Safe Shares. The properties may experience adverse developments such as slowing business conditions, rising interest rates, material damage or delays in completion or increased competition. The value of our Safe Shares may be adversely affected by a slowdown in the growth of Safe’s portfolio, declines in Safe’s earnings growth, rising interest rates, declines in Safe’s dividend rate and other adverse developments. For the year ended December 31, 2025, dividends paid on our Safe Shares represented approximately 9% of our total revenues. We would be materially adversely affected by a reduction in Safe’s dividend rate. The occurrence of any of these or other adverse developments could weaken our financial condition. The significance of these properties and our Safe Shares to our portfolio means that any adverse change in any of these assets may have a material adverse effect on our business, financial condition and results of operations.

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

Our Magnolia Green and Asbury Park Waterfront properties are residential development properties and we may make future direct or indirect investments in residential mortgage loans and mortgage-backed securities. The housing market in the United States has previously been affected by weakness in the economy, high unemployment levels, rising interest rates, inflation and low consumer confidence. Interest rates have been higher in recent years, resulting in increases in the costs of obtaining and refinancing a mortgage. It is possible another housing downturn could occur again in the near future and adversely impact our residential properties and the residential properties underlying investments we may make in the future, and accordingly our financial performance. Higher interest rates tend to negatively impact the residential mortgage market, which in turn may adversely affect the value of and demand for our land assets including our residential development projects, and the value of residential real estate-related investments we may make in the future.

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

Lease and sublease expirations and terminations may result in reduced revenues if the rental payments received from replacement tenants are less than the rental payments received from the expiring or terminating tenants and subtenants. In addition, lease and sublease defaults or terminations by one or more significant tenants and subtenants or the failure of tenants and subtenants under expiring leases and subleases to elect to renew their leases and subleases could cause us to experience long periods of vacancy with no revenue from a facility and to incur substantial capital expenditures and/or concessions in order to obtain replacement tenants. 100% of our in-place operating lease income is scheduled to expire during the next five years (refer to Note 4 to the combined and consolidated financial statements).

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

For the year ended December 31, 2025, 20% of our total revenues were generated by our hotel assets. The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product. The lodging industry is also sensitive to business and personal discretionary spending levels. The COVID-19 pandemic materially and adversely affected corporate budgets and corporate travel demand remains below pre-pandemic levels. Significant increases in fuel prices and geopolitical instability may also adversely affect business and personal travel demand. A continuing significant reduction in occupancy and/or room rates would continue to adversely impact our revenues and have a negative effect on our profitability.

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

We have a significant amount of indebtedness that matures in 2028.  Our governing documents do not limit the amount of indebtedness we may incur and we may become more highly leveraged.

As of December 31, 2025, we have in place the Safe Credit Facility and the Margin Loan Facility. Our governing documents do not prohibit us from incurring additional indebtedness. The significant amount of our indebtedness could have material adverse consequences for us, including:

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

The Margin Loan Facility and the Safe Credit Facility mature on March 31, 2028. Our ability to refinance maturing indebtedness and to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control.

We are subject to risks associated with secured debt.

The Margin Loan Facility is secured by our Safe Shares as of the date of this filing. Under the terms of the margin loan, if the market value of our Safe Shares drops below specified levels, we will have to post additional collateral with the lender. Furthermore, if the closing price of our Safe Shares falls below $10, we will have to repay the outstanding margin loan amount as well as all accrued and unpaid interest, and a make whole amount, if applicable. If we fail to satisfy any collateral calls, the lender may foreclose on our Safe Shares. The Safe Credit Facility is secured by the equity interests in our subsidiaries, subject to the restrictions in the Margin Loan Facility.  If an event of default occurs under the Safe Credit Facility, Safe could declare all outstanding amounts to be moderately due payable and could seek to foreclose on the collateral securing the facility. The Margin Loan Facility and the Safe Credit Facility mature on March 31, 2028, and each is subject to mandatory prepayment upon the occurrence of certain events, including a change of control or merger. Any foreclosure on the assets securing our secured debt or any acceleration or mandatory prepayment of amounts due under such debt could materially and adversely affect our assets, our liquidity and financial position and the market price of our securities.

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

Termination of the Management Agreement without cause by us would be costly. The Management Agreement may be terminated without cause upon the affirmative vote of at least two-thirds of our independent trustees on six months' prior notice, subject to the payment of a termination fee if the termination occurs before March 31, 2027. In the ordinary course, the termination fee would be equal to $55.0 million minus the aggregate amount of management fees actually paid to the Manager prior to the termination date. The Management Agreement provides for an alternative termination fee if we have liquidated our assets on or before the termination date. The cost to us of terminating the Management Agreement may adversely affect our ability to terminate it without cause and may inhibit change of control transactions that may be in the interests of our shareholders.

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

Conflicts of interest may exist or could arise in the future with our Manager and its affiliates, including our executive officers who are also officers, and in some cases directors, of Safe. Conflicts may include, without limitation:

●	conflicts arising from the enforcement of agreements between us and our Manager and its affiliates, including the Management Agreement, the Governance Agreement, the Safe Credit Facility, the Separation and Distribution Agreement and the Registration Rights Agreement;
●	conflicts in the amount of time that officers and employees of Safe will spend on our affairs versus Safe’s other affairs;
●	conflicts arising from the fact that each of our trustees is a former director or officer of iStar and continues to own shares of Safe common stock;
●	conflicts in decisions regarding the sale of our Safe Shares which, as of December 31,2025, represented approximately 18.8% of Safe’s outstanding common stock; and
●	conflicts in taking actions that could adversely affect our or Safe's interests under the Safe Credit Facility.

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

Legislative, regulatory or administrative changes could adversely affect us, our stockholders or our borrowers.

Legislative, regulatory or administrative changes could adversely affect us, our stockholders or our borrowers. Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us, our stockholders or our borrowers. The One Big Beautiful Bill Act, which was signed into law on July 4, 2025, made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the One Big Beautiful Bill Act permanently extended certain tax provisions that were enacted in the Tax Cuts and Jobs Act of 2017, many of which were set to expire after December 31, 2025. State tax legislatures are in different stages of proposing or passing legislation to either conform or decouple from the One Big Beautiful Bill Act.  The varying rules among the states may adversely affect us or our stockholders located in those jurisdictions. Further changes to the tax laws are possible. In particular, the federal income taxation of corporations and its shareholders may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.

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

Our Manager’s cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
●	the use of external service providers to assess, test or otherwise assist with aspects of our security controls;
●	cybersecurity awareness training of our employees, incident response personnel, and senior management;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
●	simulated cyber-attack and penetration attempts along with phishing tests; and
●	a third-party risk management process for service providers, suppliers, and vendors.

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

Our Manager’s team, including its Head of IT who has more than 20 years of experience in IT infrastructure and information security, is responsible for assessing and managing our material risks from cybersecurity threats. Our Manager has primary responsibility for our overall cybersecurity risk management program and supervises both its internal cybersecurity personnel and its retained external cybersecurity consultants.

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

PART II

Item 5.   Market for Registrant’s Equity, Related Stock Matters and Issuer Purchase of Equity Securities

The Company’s common stock trades on the Nasdaq Global Market under the symbol "STHO." The Company had 903 holders of record of common stock as of February 13, 2026. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares and who would report dividends paid by us in their taxable income.

Issuer Purchases of Equity Securities

The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended December 31, 2025.

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of a	of Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under the
	Shares Purchased	Paid per Share	Plan	Plans
October 1 to October 31	148,670	$7.81	148,670	$5,327,801
November 1 to November 30	174,522	$7.57	174,522	$4,007,311
December 1 to December 31	256,225	$7.77	256,225	$2,017,562

Item 6.   RESERVED

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion of our consolidated operating results, financial condition and liquidity together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our discussion related to the results of operations and changes in financial condition for 2024 compared to 2023 is included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. Our historical results may not be indicative of our future performance. Certain prior year amounts have been reclassified in our consolidated financial statements and the related notes to conform to the current period presentation.

Executive Overview

During 2025, we continued to develop our properties at Asbury Park and Magnolia Green while also monetizing certain development sites at Asbury Park and residential lots at Magnolia Green. We also continued to monetize our land and development assets and had loan repayments. As of December 31, 2025, we also owned assets that we expect to monetize primarily through asset sales, loan repayments or active asset management. These assets included in our portfolio as of December 31, 2025 had an aggregate carrying value of approximately $149.8 million and were comprised primarily of land, loans and other assets. We used the proceeds from asset sales in 2025 primarily to fund our operations.

Results of Operations for the Year Ended December 31, 2025 compared to the Year Ended December 31, 2024

	December 31,
	2025	2024	$ Change

	(in thousands)
Operating lease income	$7,425	$6,900	$525
Interest income	4,533	2,344	2,189
Other income	51,747	44,091	7,656
Land development revenue	46,438	59,962	(13,524)
Total revenue	110,143	113,297	(3,154)
Interest expense	18,368	15,752	2,616
Real estate expense	49,672	48,263	1,409
Land development cost of sales	28,758	48,674	(19,916)
Depreciation and amortization	5,215	4,328	887
General and administrative	14,564	21,123	(6,559)
Provision for (recovery of) loan losses	(540)	621	(1,161)
Other expense	9	64	(55)
Total costs and expenses	116,046	138,825	(22,779)
Unrealized gains (losses) on equity investments	(64,774)	(66,531)	1,757
Income from sales of real estate	—	3,699	(3,699)
Loss on early extinguishment of debt, net	(70)	—	(70)
Income tax expense	(27)	(2)	(25)
Net income (loss)	$(70,774)	$(88,362)	$17,588

Revenue—Operating lease income, which primarily includes income from commercial operating properties, increased to $7.4 million in 2025 from $6.9 million in 2024.

Interest income increased to $4.5 million in 2025 from $2.3 million in 2024. The increase in interest income was due primarily to an increase in the average balance of our performing loans and other lending investments due to loan originations and the acquisition of available for sale securities.

Other income increased to $51.7 million in 2025 from $44.1 million in 2024. Other income consists primarily of dividend income from our investment in Safe, income from our hotel properties and other operating properties, including Asbury Lanes and the Magnolia Green Golf Club, and other ancillary income. The increase in other income in 2025 was due primarily to $8.0 million related to a legal settlement with respect to one of iStar’s (refer to Note 1 to the combined and consolidated financial statements) legacy assets. This amount was recorded upon settlement due to uncertainty regarding collectability of the funds and represents the gross amount of the settlement.

Land development revenue and cost of sales—In 2025, we had bulk sales and sold residential lots and recognized land development revenue of $46.4 million which had associated cost of sales of $28.8 million. In 2024, we had bulk sales and sold residential lots and recognized land development revenue of $60.0 million which had associated cost of sales of $48.7 million. The decrease in land development revenue in 2025 was due to bulk sales at our Magnolia Green property, our Coney Island property and one other property in 2024, which was partially offset by an increase in revenues from bulk sales at our Asbury properties. As we execute future sales and have fewer remaining residential and development assets, we expect our land development revenue will decline. The timing and amount of such sales cannot be predicted with certainty.

Costs and expenses—Interest expense represents the interest cost on the Safe Credit Facility and the Margin Loan Facility and, beginning in 2025, interest expense on the Senior Construction Mortgage Loan (refer to Note 9 to the combined and consolidated financial statements). For the years ended December 31, 2025 and 2024, we incurred $8.9 million and $8.8 million, respectively, of interest expense from our Safe Credit Facility, net of amounts capitalized. For the years ended December 31, 2025 and 2024, we incurred $6.8 million and $6.9 million, respectively, of interest expense from our Margin Loan Facility, net of amounts capitalized. We may elect to pay interest in kind ("PIK") on the Margin Loan Facility in respect of certain quarterly interest payments and such PIK is added to the principal balance on the Margin Loan Facility. During the year ended December 31, 2025, we also recognized $2.7 million of interest expense on the Senior Construction Mortgage Loan. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which we make a PIK election.

Real estate expense increased to $49.7 million in 2025 from $48.3 million in 2024. Real estate expense primarily represents expenses at our hotel and retail operating properties and land properties. The increase in 2025 was due primarily to $2.7 million of expense related to a legal settlement with respect to one of iStar’s (refer to Note 1) legacy assets. This amount was recorded upon settlement due to uncertainty regarding payment, which was contingent on the settlement. The increase in legal expenses in 2025 was partially offset by a decrease in expenses at our Asbury Park and Coney Island properties.

Depreciation and amortization was $5.2 million in 2025 and $4.3 million in 2024 and relates primarily to our operating properties portfolio. The increase in 2025 was due primarily to a real estate asset beginning operations.

General and administrative expense includes management fees to our Manager and other costs of operating as a public company. During the year ended December 31, 2025, we incurred $14.6 million of general and administrative expense, resulting primarily from $11.3 million of management fees to Safe and director fees. During the year ended December 31, 2024, we incurred $21.1 million of general and administrative expense, primarily resulting from $18.0 million of management fees to Safe and director fees. We paid the Manager management fees of $25.0 million for the annual term ended March 31, 2024 and $15.0 million for the annual term ended March 31, 2025. The annual fee declines to $10.0 million and $7.5 million, respectively, in each of the following annual terms, and adjusts to 2.0% of the gross book value of our assets, excluding the Safe Shares, thereafter.

The recovery of loan losses was $0.5 million in 2025 as compared to a provision for loan losses of $0.6 million in 2024. The recovery of loan losses for the year ended December 31, 2025 resulted primarily from the full repayment of one of our loans during the period. The provision for loan losses for the year ended December 31, 2024 resulted primarily from the addition to a loan during the year and a new loan origination (refer to Note 5 to the combined and consolidated financial statements).

Other expense decreased to $9 thousand in 2025 from $0.1 million in 2024.

Unrealized gains (losses) on equity investments—Unrealized gain (loss) on equity investments represents the unrealized gain or loss on our Safe Shares. We account for our Safe Shares as an equity investment under ASC 321, which requires that we adjust our investment in the Safe Shares to fair value through income at each reporting period. The unrealized loss for the year ended December 31, 2025 represents the difference between the fair value of our investment in the Safe Shares as of December 31, 2025 and December 31, 2024. The unrealized loss for the year ended December 31, 2024 represents the difference between the fair value of our investment in the Safe Shares as of December 31, 2024 and December 31, 2023.

Income from sales of real estate—During the year ended December 31, 2024, we sold residential condominiums and recognized income from sales of real estate of $3.7 million.

Loss on early extinguishment of debt, net—During the year ended December 31, 2025, loss on early extinguishment of debt resulted from the partial repayment of the Margin Loan Facility.

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

Our sources of cash will be largely dependent on asset sales, which are difficult to predict in terms of timing and amount. While we may be able to anticipate and plan for certain liquidity needs, there may be unexpected increases in uses of cash that are beyond our control and which would affect our financial position, liquidity and results of operations, such as prepayments on the Margin Loan Facility resulting from declines in the market value of the Safe Shares. Even if there are no material changes to our anticipated liquidity requirements, our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or needed. Our primary sources of liquidity will generally consist of our cash on hand and proceeds from asset sales.  We expect our short-term and long-term liquidity requirements to include:

●	capital expenditures on our Asbury Park Waterfront and Magnolia Green development projects;
●	debt service on the Safe Credit Facility and the Margin Loan Facility (refer to Note 9 to the combined and consolidated financial statements), and any other indebtedness including any repurchase agreements;
●	repayment or refinancing of the Margin Loan Facility and the Safe Credit Facility at their respective maturities;
●	management fees and expense reimbursements payable to our Manager (refer to Note 7 to the combined and consolidated financial statements);
●	operating expenses; and
●	share repurchases and/or distributions to shareholders if we have any excess cash on hand from asset sales after the repayment of our debt obligations.

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

The following table outlines our cash flows provided by (used in) operating activities, cash flows provided by (used in) investing activities and cash flows provided by (used in) financing activities for the years ended December 31, 2025 and 2024 ($ in thousands):

	For the Years Ended December 31,
	2025	2024
Cash flows provided by (used in) operating activities	$(11,658)	$(31,289)
Cash flows provided by (used in) investing activities	(1,543)	306
Cash flows provided by (used in) financing activities	34,827	15,815

The decrease in cash flows used in operating activities during 2025 was due primarily to a decrease in general and administrative expense and an increase in interest and other income during the year ended December 31, 2025 as compared to the same period in 2024. The decrease in cash flows from investing activities during 2025 was due primarily to an increase in capital expenditures and a decrease in proceeds from the sale of real estate, which was partially offset by an increase in proceeds from loans receivable and other lending investments. Cash flows provided by financing activities during 2025 primarily represents net borrowings on our debt obligations, which was partially offset by the repurchase of common stock.

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

During 2025, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—"Financial Statements and Supplemental Data—

Note 3." The following is a summary of accounting policies that require more significant management estimates and judgments:

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

The provision for (recovery of) loan losses for the years ended December 31, 2025, 2024 and 2023 were ($0.5) million, $0.6 million and $1.7 million, respectively.

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

We did not record any impairments during the years ended December 31, 2025, 2024 and 2023.

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

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$240
-50 Basis Points	121
-10 Basis Points	25
Base Interest Rate	—
+10 Basis Points	(88)
+50 Basis Points	(441)
+100 Basis Points	(882)
(1)	As of December 31, 2025, we had $155.4 million principal amount of floating-rate debt obligations outstanding and $67.2 million of cash and cash equivalents and restricted cash.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	31

Financial Statements:
Consolidated Balance Sheets as of December 31, 2025 and 2024	32
Combined and Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023	33
Combined and Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023	34
Combined and Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023	35
Combined and Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	36
Notes to Combined and Consolidated Financial Statements	38
Financial Statement Schedules:
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2025 with reconciliations for the years ended December 31, 2025, 2024 and 2023	62
Schedule IV—Mortgage Loans on Real Estate as of December 31, 2025 with reconciliations for the years ended December 31, 2025, 2024 and 2023	64

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Star Holdings

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Star Holdings and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related combined and consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
February 17, 2026
We have served as the Company’s auditor since 2022.

Star Holdings

Consolidated Balance Sheets

(In thousands, except per share data)(1)

	As of
	December 31,	December 31,
	2025	2024
ASSETS
Real estate
Real estate, at cost	$179,062	$98,118
Less: accumulated depreciation	(29,713)	(25,273)
Real estate, net	149,349	72,845
Land and development, net	112,836	176,444
Loans receivable and other lending investments, net ($578 and $1,118 of allowances as of December 31, 2025 and 2024, respectively)	44,095	50,324
Other investments	185,125	249,899
Cash and cash equivalents	50,078	34,957
Accrued interest and operating lease income receivable, net	1,508	1,115
Deferred operating lease income receivable, net	432	670
Deferred expenses and other assets, net	26,774	22,401
Total assets	$570,197	$608,655
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$35,610	$46,310
Debt obligations, net	268,721	217,349
Total liabilities	304,331	263,659
Commitments and contingencies (refer to Note 10)
Equity:
Star Holdings shareholders' equity:
Common Stock, $0.001 par value, 200,000 shares authorized, 12,318 and 13,320 shares issued and outstanding as of December 31, 2025 and 2024, respectively	12	13
Additional paid-in capital	599,623	607,623
Accumulated deficit	(347,445)	(283,196)
Accumulated other comprehensive income (loss)	(424)	(104)
Star Holdings shareholders' equity	251,766	324,336
Noncontrolling interests	14,100	20,660
Total equity	265,866	344,996
Total liabilities and equity	$570,197	$608,655
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).
(2)	As of December 31, 2025 and 2024, includes $3.6 million and $4.8 million, respectively, of management fees and other payables due to Safe (refer to Note 1).

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
Revenues:
Operating lease income	$7,425	$6,900	$6,738
Interest income	4,533	2,344	2,135
Other income(1)	51,747	44,091	41,745
Land development revenue	46,438	59,962	72,435
Total revenues	110,143	113,297	123,053
Costs and expenses:
Interest expense(2)	18,368	15,752	22,972
Real estate expense(1)	49,672	48,263	47,753
Land development cost of sales	28,758	48,674	62,657
Depreciation and amortization	5,215	4,328	4,572
General and administrative(3)	14,564	21,123	36,199
Provision for (recovery of) loan losses	(540)	621	1,740
Other expense	9	64	791
Total costs and expenses	116,046	138,825	176,684
Unrealized gains (losses) on equity investments	(64,774)	(66,531)	(171,394)
Income from sales of real estate	—	3,699	—
Income (loss) from operations before other items and income taxes	(70,677)	(88,360)	(225,025)
Loss on early extinguishment of debt, net	(70)	—	(2,090)
Earnings from equity method investments	—	—	30,825
Net income (loss) from operations before income taxes	(70,747)	(88,360)	(196,290)
Income tax expense	(27)	(2)	—
Net income (loss)	(70,774)	(88,362)	(196,290)
Net (income) loss from operations attributable to noncontrolling interests	6,525	1,607	(66)
Net income (loss) allocable to common shareholders	$(64,249)	$(86,755)	$(196,356)
Per common share data:
Net income (loss) allocable to common shareholders
Basic and diluted	$(4.90)	$(6.51)	$(14.74)

Weighted average number of common shares:
Basic and diluted	13,109	13,320	13,320
(1)	During the years ended December 31, 2025, 2024, and 2023, includes $21.8 million, $22.0 million and $22.0 million, respectively, of revenues from hotel properties. For the year ended December 31, 2025, other income and real estate expense include $8.0 million and $2.7 million, respectively, of income and expense related to a legal settlement with respect to one of iStar’s (refer to Note 1) legacy assets. These amounts, or any future amounts, are recorded upon settlement due to uncertainty regarding collectability of the funds. The income represents the gross amount of the settlement and the expense represents legal costs incurred to a third party, which was contingent on the settlement.
(2)	For the years ended December 31, 2025, 2024 and 2023, includes $8.9 million, $8.8 million and $6.3 million, respectively, of interest expense to a related party.
(3)	For the years ended December 31, 2025, 2024 and 2023, includes $11.3 million, $17.5 million and $19.7, respectively, of management fees incurred to a related party.

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net income (loss)	$(70,774)	$(88,362)	$(196,290)
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities	(320)	(463)	359
Other comprehensive income (loss)	(320)	(463)	359
Comprehensive income (loss)	(71,094)	(88,825)	(195,931)
Comprehensive (income) loss attributable to noncontrolling interests	6,525	1,607	(66)
Comprehensive income (loss) attributable to common shareholders	$(64,569)	$(87,218)	$(195,997)

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Changes in Equity

(In thousands)

	Common	Additional		Accumulated
	Stock	Paid-In	Accumulated	Other Comprehensive	Net Parent	Noncontrolling	Total
	At Par	Capital	Deficit	Income (Loss)	Investment	Interests	Equity
Balance as of December 31, 2022	$—	$—	$—	$—	$971,543	$726	$972,269
Net income (loss)	—	—	(196,441)	—	85	66	(196,290)
Change in accumulated other comprehensive income (loss)	—	—	—	359	(989)	—	(630)
Common shares issued in conjunction with Spin-Off (refer to Note 1)	13	607,623	—	—	(607,636)	—	—
Stock-based compensation	—	—	—	—	1,778	—	1,778
Net transactions with iStar Inc.	—	—	—	—	(364,781)	—	(364,781)
Distributions to noncontrolling interests	—	—	—	—	—	(2,542)	(2,542)
Contributions from noncontrolling interests upon consolidation of venture (refer to Note 5)	—	—	—	—	—	20,961	20,961
Contributions from noncontrolling interests	—	—	—	—	—	3,098	3,098
Change in noncontrolling interests	—	—	—	—	—	(23)	(23)
Balance as of December 31, 2023	$13	$607,623	$(196,441)	$359	$—	$22,286	$433,840
Net income (loss)	—	—	(86,755)	—	—	(1,607)	(88,362)
Change in accumulated other comprehensive income (loss)	—	—	—	(463)	—	—	(463)
Distributions to noncontrolling interests	—	—	—	—	—	(41)	(41)
Contributions from noncontrolling interests	—	—	—	—	—	27	27
Change in noncontrolling interests	—	—	—	—	—	(5)	(5)
Balance as of December 31, 2024	$13	$607,623	$(283,196)	$(104)	$—	$20,660	$344,996
Net income (loss)	—	—	(64,249)	—	—	(6,525)	(70,774)
Change in accumulated other comprehensive income (loss)	—	—	—	(320)	—	—	(320)
Repurchase of stock	(1)	(8,000)	—	—	—	—	(8,001)
Change in noncontrolling interests	—	—	—	—	—	(35)	(35)
Balance as of December 31, 2025	$12	$599,623	$(347,445)	$(424)	$—	$14,100	$265,866

The accompanying notes are an integral part of the combined and consolidated financial statements.

Star Holdings

Combined and Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(70,774)	$(88,362)	$(196,290)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	(540)	621	1,740
Depreciation and amortization	5,215	4,328	4,572
Stock-based compensation	—	—	1,778
Amortization of discounts/premiums and deferred interest on loans, net	(1,071)	(1,001)	(959)
Deferred interest on loans received	—	—	4,517
Amortization of premium, discount and deferred financing costs and paid-in-kind interest on debt obligations, net	8,364	7,878	2,271
Earnings from equity method investments	—	—	(30,825)
Distributions from operations of other investments	—	—	21,793
Deferred operating lease income	238	171	140
Unrealized (gains) losses on equity investments	64,774	66,531	171,394
Loss on early extinguishment of debt	70	—	2,090
Income from sales of real estate	—	(3,699)	—
Land development revenue (in excess of) cost of sales	(17,680)	(11,288)	(9,778)
Other operating activities, net	214	(315)	599
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	(561)	(378)	570
Changes in deferred expenses and other assets, net	1,430	(247)	(2,103)
Changes in accounts payable, accrued expenses and other liabilities	(1,337)	(5,528)	9,772
Cash flows used in operating activities	(11,658)	(31,289)	(18,719)
Cash flows from investing activities:
Originations and fundings of loans receivable and other lending investments, net	(10,275)	(11,260)	(6,388)
Capital expenditures on real estate assets	(5,713)	(682)	(997)
Capital expenditures on land and development assets, net	(49,075)	(35,253)	(13,057)
Repayments of and principal collections on loans receivable and other lending investments, net	18,499	—	31,757
Net proceeds from sales of loans receivable	—	—	37,650
Net proceeds from sales of real estate	—	5,445	—
Net proceeds from sales of land and development assets	46,560	42,199	68,964
Distributions from other investments	—	—	47,286
Cash, cash equivalents & restricted cash acquired upon consolidation of venture (refer to Note 5)	—	—	20,961
Other investing activities, net	(1,539)	(143)	(156)
Cash flows provided by (used in) investing activities	(1,543)	306	186,020
Cash flows from financing activities:
Net transactions with iStar Inc.	—	—	(290,077)
Borrowings from debt obligations	47,686	15,815	253,070
Repayments of debt obligations	(4,498)	—	(69,787)
Payment of deferred financing costs	(216)	—	(3,543)
Distributions to noncontrolling interests	—	—	(2,542)
Payments of debt prepayment or extinguishment costs	(35)	—	(1,182)
Repurchase of common stock	(7,953)	—	—
Other financing activities, net	(157)	—	—
Cash flows provided by (used in) financing activities	34,827	15,815	(114,061)
Changes in cash, cash equivalents and restricted cash	21,626	(15,168)	53,240
Cash, cash equivalents and restricted cash at beginning of period	45,546	60,714	7,474
Cash, cash equivalents and restricted cash at end of period	$67,172	$45,546	$60,714

Star Holdings

Combined and Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Reconciliation of cash and cash equivalents and restricted cash presented on the consolidated statements of cash flows
Cash and cash equivalents	$50,078	$34,957	$50,663
Restricted cash included in deferred expenses and other assets, net	17,094	10,589	10,051
Total cash and cash equivalents and restricted cash	$67,172	$45,546	$60,714
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,118	$9,666	$20,235
Supplemental disclosure of non-cash investing and financing activity:
Increase (decrease) in other investments and other assets upon contribution from iStar Inc.	$—	$—	$(74,704)
Settlement of debt obligations	—	—	115,000
Assumption of debt obligations from iStar Inc.	—	—	125,000
Origination of loans receivable (refer to Note 5)	—	18,250	2,550
Paid-in-kind interest on debt obligations	7,681	7,261	1,701
Accounts payable for capital expenditures on land and development and real estate assets	—	9,984	951

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

Note 2—Basis of Presentation and Principles of Combination and Consolidation

Basis of Presentation—The accompanying combined and consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain prior year amounts have been reclassified in the Company's combined and consolidated financial statements and the related notes to conform to the current period presentation.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements

These combined and consolidated financial statements include an allocation of general and administrative expenses and interest expense to the Company from iStar through the date of the Spin-Off. General and administrative expenses include certain iStar corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses, including stock-based compensation, represent a pro rata allocation of costs from iStar’s real estate finance, operating properties, land and development and corporate business segments based on the Company’s average net assets for those segments as a percentage of iStar’s average net assets for those segments. Interest expense, net of amounts capitalized, was allocated to the Company by calculating the Company’s average net assets as a percentage of the average net assets in iStar’s segments and multiplying that percentage by the interest expense allocated to iStar’s segments. The Company believes the allocation methodology for general and administrative expenses and interest expense is reasonable. Accordingly, the general and administrative expense and interest expense allocations presented in our combined and consolidated statements of operations for historical periods does not necessarily reflect what our general and administrative expenses and interest expense will be as a standalone public company. For the year ended December 31, 2023, the Company was allocated $14.1 million of general and administrative expense and $8.0 million of interest expense. For the year ended December 31, 2023, the general and administrative expense allocation includes $1.8 million of stock-based compensation (refer to Note 3). Subsequent to the Spin-Off, the Company has its own general and administrative expense and interest expense as a stand-alone public company.

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

Principles of Combination and Consolidation—The combined and consolidated financial statements include on a carve-out basis the historical statements of operations and cash flows of assets, liabilities and operations included in the Spin-Off. For periods prior to March 31, 2023, the Company was allocated a number of shares of Safe common stock based on estimates driven by the total value of stock that iStar expected to contribute to the Company and the price per share of Safe common stock (refer to Note 7). Information for the periods subsequent to March 31, 2023 reflect the actual number of Safe Shares contributed to the Company.

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of December 31, 2025 and 2024. The following table presents the assets and liabilities of the Company’s consolidated VIEs as of December 31, 2025 and 2024 ($ in thousands):

	As of
	December 31, 2025	December 31, 2024
ASSETS
Real estate
Real estate, at cost	$176,262	$95,318
Less: accumulated depreciation	(28,658)	(24,372)
Real estate, net	147,604	70,946
Land and development, net	71,132	115,201
Cash and cash equivalents	7,863	8,324
Deferred expenses and other assets, net	8,524	7,727
Total assets	$235,123	$202,198
LIABILITIES
Total liabilities	$91,077	$47,751

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

Equity investments—The Company has equity interests that are not accounted for pursuant to the equity method of accounting. These equity interests are carried at cost, plus or minus any changes in value identified through observable comparable price changes in transactions in identical or similar investments of the same entity. These investments are included in “Other investments” on the Company’s consolidated balance sheets and the changes in fair value for these investments are included in “Unrealized gains (losses) on equity investments” in the combined and consolidated statements of operations.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements

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

Identified intangible assets and liabilities—Upon the acquisition of a business or an asset, the Company records intangible assets or liabilities acquired at their relative fair values and determines whether such intangible assets or liabilities have finite or indefinite lives. As of December 31, 2025, all such intangible assets and liabilities acquired by the Company have finite lives. Intangible assets are included in “Deferred expenses and other assets, net” and intangible liabilities are included in “Accounts payable, accrued expenses and other liabilities” on the Company’s consolidated balance sheets. The Company amortizes finite lived intangible assets and liabilities based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets, when applicable, are recorded in “Impairment of assets” in the Company’s combined and consolidated statements of operations.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements

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

Other income: Other income includes dividend income from our investment in Safe (refer to Note 7), ancillary income from our operating properties, land and development projects and loan portfolio, revenues from golf course operations and hotel operations, which are recognized when rooms are occupied, and the related services are provided. Hotel revenues include room sales, food and beverage sales, parking, telephone, spa services and gift shop sales. Other ancillary income could include gains from sales of loans, loan prepayment fees, yield maintenance payments, lease termination fees, legal settlements and other ancillary income.

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

The Company estimates its expected loss (“Expected Loss”) on its loans (including unfunded loan commitments) and held-to-maturity debt securities based on relevant information including historical realized loss rates, current market conditions and reasonable and supportable forecasts that affect the collectability of its investments. The estimate of the Company’s Expected Loss requires significant judgment and the Company analyzes its loan portfolio based upon its different categories of financial assets, which includes: (i) loans and held-to-maturity debt securities; and (ii) construction loans.

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

The Company made the accounting policy election to record accrued interest on its loan portfolio separate from its loans receivable and other lending investments and to exclude accrued interest from its amortized cost basis disclosures (refer to Note 6). As of December 31, 2025 and 2024, accrued interest was $1.1 million and $0.9 million, respectively, and is recorded in "Accrued interest and operating lease income receivable, net" on the Company’s consolidated balance sheets. The Company reverses any accrued interest as a reduction to interest income or recognizes a credit loss expense when a loan is placed on non-accrual status. As such, the Company elected the practical expedient to not record an allowance against accrued interest receivable. During the years ended December 31, 2025, 2024 and 2023, the Company did not reverse any accrued interest on its loan portfolio.

As of December 31, 2025, the Company did not have any non-performing loans. Loans receivable held for sale, if any, are carried at the lower of amortized cost or estimated fair value. The Company generally uses the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In some cases, the Company obtains external “as is” appraisals for loan collateral, generally when third party participations exist. Valuations are performed or obtained at the time a loan is determined to be impaired or designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. In limited cases, appraised values may be discounted when real estate markets rapidly deteriorate.

Management evaluates available-for-sale debt securities held in “Loans receivable and other lending investments, net” for impairment if the security’s fair value is less than its amortized cost. If the Company has an

Star Holdings

Notes to Combined and Consolidated Financial Statements

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

Stock-based compensation— The Company does not have any stock-based compensation plans; however, prior to the Spin-Off, the Company has been allocated stock-based compensation expense from iStar, related to awards made to employees of iStar under its 2009 Long-Term Incentive Plan, for the year ended December 31, 2023 (refer to Note 2).

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

For the year ended December 31, 2025, the Company recorded a deferred income tax benefit in the amount of $17.4 million related to a current net operating loss and unrealized losses on the Company’s equity investments. For the year ended December 31, 2025, the Company also recorded an offsetting income tax expense of $17.4 million to increase the valuation allowance to reflect the Company's deferred tax assets at their more likely than not net realizable value, which was zero as of December 31, 2025. For the year ended December 31, 2024, the Company recorded a deferred income tax benefit in the amount of $24.8 million related to a current net operating loss and unrealized losses on the Company’s equity investments. For the year ended December 31, 2024, the Company also recorded an offsetting income tax expense of $24.8 million to increase the valuation allowance to reflect the Company's deferred tax assets at their more likely than not net realizable value, which was zero as of December 31, 2024. For the year ended December 31, 2023, the Company recorded a deferred income tax expense in the amount of $2.5 million related primarily to the net effect of net operating losses associated with a predecessor entity that did not carryover and unrealized losses on the Company’s equity investments and impairments. For the year ended December 31, 2023, the Company also recorded an offsetting income tax benefit of $2.5 million to decrease the valuation allowance to reflect the Company's deferred tax assets at their more likely than not net realizable value, which is zero as of December 31, 2023. During the years ended December 31, 2025, 2024 and 2023, the Company paid $0.2 million, $0.1 million and $0.1 million, respectively, in taxes.

Star Holdings

Notes to Combined and Consolidated Financial Statements

The Company’s reconciliation of the income tax expense (benefit) if computed at the U.S. federal statutory income tax rate to the Company’s reported income tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023 is as follows ($ in thousands):

	Years Ended December 31,
	2025		2024		2023
Net income (loss) from operations before income taxes	$(70,747)		$(88,360)		$(196,290)
Income tax expense (benefit) at statutory rates	(14,857)	21.0%	(18,556)	21.0%	(41,221)	21.0%
State income taxes, net of federal benefit	(4,559)	6.4%	(5,755)	6.5%	(12,825)	6.5%
Return to tax benefit	—	0.0%	(1,218)	1.4%	—	0.0%
Income eliminated for financial reporting	476	-0.7%	411	-0.5%	—	0.0%
Tax effect of net losses reported on predecessor entities	—	0.0%	—	0.0%	22,631	-11.5%
State net operating loss limitations	—	0.0%	—	0.0%	1,137	-0.6%
Equity adjustments	219	-0.3%	346	-0.4%	—	0.0%
Noncontrolling interests	1,342	-1.9%	(25)	0.0%	(18)	0.0%
Deferred intercompany transactions	—	0.0%	—	0.0%	408	-0.2%
Basis adjustments	—	0.0%	—	0.0%	32,370	-16.5%
Miscellaneous	23	0.0%	28	0.0%	—	0.0%
State franchise and minimum taxes	—	0.0%	2	0.0%	—	0.0%
Increase (decrease) in valuation allowance	17,383	-24.6%	24,769	-28.0%	(2,482)	1.3%
Income tax (benefit) expense	$27	-0.04%	$2	0.00%	$—	0.00%

The Company evaluates whether its deferred tax assets are realizable and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating whether its deferred tax assets are realizable, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This analysis is inherently subjective and requires the Company to forecast its business and general economic environment in future periods. Changes in estimates of our valuation allowance, if any, are included in “Income tax (expense) benefit” in the combined and consolidated statements of operations. The Company recognizes interest expense and penalties related to uncertain tax positions, if any, as “Income tax (expense) benefit” in the Company’s combined and consolidated statements of operations.

The Company had the following deferred tax assets (liabilities) as of December 31, 2025 and 2024 ($ in thousands):

	As of December 31,
	2025	2024
Basis differences	$26,076	$26,620
Deferred expense	445	461
Depreciation	700	665
Net operating loss carryforwards(1)	22,964	21,541
Mark-to-market cost method investments	50,152	33,369
Capitalized expenses	7,505	7,803
Valuation allowance	(107,842)	(90,459)
Deferred tax asset, net	$—	$—
(1)	The net operating loss (“NOL”) carryforwards can generally be used to offset both ordinary taxable income and capital gain net income in future years and are carried forward indefinitely. The deduction for NOL’s is limited to 80% of taxable income when utilized.

Earnings per share—Basic earnings per share ("Basic EPS") for the Company’s common stock is computed by dividing net income allocable to common shareholders by the weighted average number of shares of common stock

Star Holdings

Notes to Combined and Consolidated Financial Statements

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

Note 4—Real Estate

The Company’s real estate assets were comprised of the following ($ in thousands):

	As of
	December 31, 2025	December 31, 2024
Land, at cost	$5,570	$5,570
Buildings and improvements, at cost(1)	173,492	92,548
Less: accumulated depreciation	(29,713)	(25,273)
Real estate, net	$149,349	$72,845
(1)	In the fourth quarter of 2025, a land and development asset with a carrying value of $78.7 million was transferred to real estate subsequent to when it began operations.

Dispositions —During the year ended December 31, 2024, the Company sold residential condominiums with a carrying value of $1.7 million that were transferred from land and development to real estate available and held for sale. The Company did not sell any real estate during the years ended December 31, 2025 and 2023.

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes and are included in “Operating lease income” in the Company’s combined and consolidated statements of operations. Tenant reimbursements were $2.0 million, $1.7 million and $1.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Allowance for Doubtful Accounts—As of December 31, 2025 and 2024, the allowance for doubtful accounts related to real estate tenant receivables was $0.2 million and $0.1 million, respectively. These amounts are included in “Accrued interest and operating lease income receivable, net” on the Company’s consolidated balance sheets.

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, in effect as of December 31, 2025, are as follows by year ($ in thousands):

Year	Amount
2026	$3,982
2027	1,322
2028	—
2029	—
2030	—
Thereafter	—

Star Holdings

Notes to Combined and Consolidated Financial Statements

Note 5—Land and Development

The Company’s land and development assets were comprised of the following ($ in thousands):

	As of
	December 31,	December 31,
	2025	2024
Land and land development, at cost	$123,280	$186,271
Less: accumulated depreciation	(10,444)	(9,827)
Total land and development, net	$112,836	$176,444

Dispositions—During the years ended December 31, 2025, 2024 and 2023, the Company sold land parcels and residential lots and units and recognized land development revenue of $46.4 million, $60.0 million and $72.4 million, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company recognized land development cost of sales of $28.8 million, $48.7 million and $62.7 million, respectively, from its land and development portfolio.

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

In October 2024, the Company sold a land parcel to a third-party and provided the buyer with a loan to finance the acquisition. The loan has an initial maturity date of one year from the date of closing and has a one-year extension option at the borrower’s discretion, subject to certain conditions. The loan was repaid in full in December 2025 and was included in “Loans receivable and other lending investments, net” on the Company’s consolidated balance sheets.

Star Holdings

Notes to Combined and Consolidated Financial Statements

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company’s loans receivable and other lending investments by class ($ in thousands):

	As of
	December 31, 2025	December 31, 2024
Loans
Senior mortgages	$3,050	$20,800
Subordinate mortgages	16,337	15,266
Subtotal - gross carrying value of loans	19,387	36,066
Other lending investments
Available-for-sale debt securities	25,286	15,376
Subtotal - other lending investments	25,286	15,376
Total gross carrying value of loans receivable and other lending investments	44,673	51,442
Allowance for loan losses	(578)	(1,118)
Total loans receivable and other lending investments, net	$44,095	$50,324

Allowance for Loan Losses—Changes in the Company’s allowance for loan losses were as follows for the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	General Allowance
	Construction		Specific
Year Ended December 31, 2025	Loans	Loans	Allowance	Total
Allowance for loan losses at beginning of period	$—	$1,118	$—	$1,118
Provision for (recovery of) loan losses(1)	—	(540)	—	(540)
Allowance for loan losses at end of period	$—	$578	$—	$578

Year Ended December 31, 2024
Allowance for loan losses at beginning of period	$—	$497	$—	$497
Provision for (recovery of) loan losses(1)	—	621	—	621
Allowance for loan losses at end of period	$—	$1,118	$—	$1,118

Year Ended December 31, 2023
Allowance for loan losses at beginning of period	$92	$437	$396	$925
Provision for (recovery of) loan losses(1)	(92)	60	(396)	(428)
Allowance for loan losses at end of period	$—	$497	$—	$497
(1)	During the year ended December 31, 2025, the Company recorded a recovery of loan losses of $0.5 million due primarily to the full repayment of one of its loans during the period. During the year ended December 31, 2024, the Company recorded a provision for loan losses of $0.6 million, which was due primarily to the origination of a loan in October 2024 (refer to Note 5). During the year ended December 31, 2023, the Company recorded a provision for loan losses of $1.7 million in its combined and consolidated statements of operations. The provision in 2023 was due primarily to a $2.2 million provision on the sale of a loan held for sale, which was partially offset by a recovery of loan losses due to the repayment of loans during the year ended December 31, 2023.

Star Holdings

Notes to Combined and Consolidated Financial Statements

The Company’s investment in loans and other lending investments and the associated allowance for loan losses were as follows ($ in thousands):

As of December 31, 2025
Loans	$19,387
Less: Allowance for loan losses	(578)
Total	$18,809
As of December 31, 2024
Loans	$36,066
Less: Allowance for loan losses	(1,118)
Total	$34,948

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

The Company’s amortized cost basis in performing senior mortgages and subordinate mortgages, presented by year of origination and by credit quality, as indicated by risk rating, was as follows as of December 31, 2025 ($ in thousands):

Year of Origination
	2025	2024	2023	2022	2021	Prior to 2021	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	3,050	—	—	—	3,050
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$3,050	$—	$—	$—	$3,050
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	16,337	16,337
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$16,337	$16,337
Total	$—	$—	$3,050	$—	$—	$16,337	$19,387

Star Holdings

Notes to Combined and Consolidated Financial Statements

The Company’s amortized cost basis in performing senior mortgages and subordinate mortgages, presented by year of origination and by credit quality, as indicated by risk rating, was as follows as of December 31, 2024 ($ in thousands):

Year of Origination
	2024	2023	2022	2021	2020	Prior to 2020	Total
Senior mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	17,750	3,050	—	—	—	—	20,800
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$17,750	$3,050	$—	$—	$—	$—	$20,800
Subordinate mortgages
Risk rating
1.0	$—	$—	$—	$—	$—	$—	$—
1.5	—	—	—	—	—	—	—
2.0	—	—	—	—	—	—	—
2.5	—	—	—	—	—	—	—
3.0	—	—	—	—	—	15,266	15,266
3.5	—	—	—	—	—	—	—
4.0	—	—	—	—	—	—	—
4.5	—	—	—	—	—	—	—
5.0	—	—	—	—	—	—	—
Subtotal	$—	$—	$—	$—	$—	$15,266	$15,266
Total	$17,750	$3,050	$—	$—	$—	$15,266	$36,066

The Company’s amortized cost basis in loans, aged by payment status and presented by class, was as follows ($ in thousands):

		Less Than	Greater
		or Equal	Than	Total
	Current	to 90 Days	90 Days	Past Due	Total
As of December 31, 2025
Senior mortgages	$3,050	$—	$—	$—	$3,050
Subordinate mortgages	16,337	—	—	—	16,337
Total	$19,387	$—	$—	$—	$19,387
As of December 31, 2024
Senior mortgages	$20,800	$—	$—	$—	$20,800
Subordinate mortgages	15,266	—	—	—	15,266
Total	$36,066	$—	$—	$—	$36,066

Star Holdings

Notes to Combined and Consolidated Financial Statements

Other lending investments—Other lending investments includes the following securities ($ in thousands):

			Net		Net
		Amortized	Unrealized	Estimated	Carrying
	Face Value	Cost Basis	Gain (Loss)	Fair Value	Value
As of December 31, 2025
Available-for-sale securities
Municipal debt securities(1)	$25,710	$25,710	$(424)	$25,286	$25,286
Total	$25,710	$25,710	$(424)	$25,286	$25,286
As of December 31, 2024
Available-for-Sale Securities
Municipal debt securities(1)	$15,480	$15,480	$(104)	$15,376	$15,376
Total	$15,480	$15,480	$(104)	$15,376	$15,376
(1)	As of December 31, 2025, the Company had one available-for-sale security with a $0.3 million unrealized gain. As of December 31, 2024, the Company had two available-for-sale securities with an aggregate $0.1 million unrealized gain.

As of December 31, 2025, the contractual maturities of the Company’s securities were as follows ($ in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Maturities
Within one year	$240	$240
After one year through 5 years	—	—
After 5 years through 10 years	—	—
After 10 years	25,470	25,046
Total	$25,710	$25,286

Star Holdings

Notes to Combined and Consolidated Financial Statements

Note 7—Other Investments

Safehold Inc.—The Company’s “other investments” is its investment in Safehold Inc. (“Safe”). Safe is a publicly-traded company that acquires, owns, manages, finances and capitalizes ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). As of December 31, 2025, the Company owned 13.5 million shares, or 18.8%, of Safe common stock which, based on the closing price of $13.69 on December 31, 2025, had a market value of $185.1 million. The Company does not have significant influence over Safe and accounts for its investment in Safe as an equity investment under ASC 321 – Investments – Equity Securities (“ASC 321”), which requires that the Company adjust its investment in Safe to fair value through income at each reporting period. The Company accounts for its investment in the Safe Shares as an equity investment due to the terms of the governance agreement described below. Prior to the Spin-Off, iStar accounted for its investment in Safe as an equity method investment under ASC 323 – Investments – Equity Method and Joint Ventures (“ASC 323”) due to its ability to exercise significant influence.

The Company recognized an unrealized gain (loss) on equity investments of ($64.8) million, ($66.5) million and ($171.4) million, respectively, in its combined and consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023. Prior to the Spin-Off and during the year ended December 31, 2023, the Company recognized $1.1 million of earnings from equity method investments from its historical equity method investment in Safe.

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

The Management Agreement has an annual term that automatically renews on March 31 of each year. The Company pays a fixed cash management fee and reimburses the Manager for third party expenses incurred in connection with its services. The Company paid the Manager management fees of $25.0 million for the annual term ended March 31, 2024 and $15.0 million for the annual term ended March 31, 2025. The annual fee declines to $10.0 million and $7.5 million, respectively, in each of the following annual terms, and adjusts to 2.0% of the gross book value of the Company’s assets, excluding the Safe Shares, thereafter. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $11.3 million, $17.5 million and $19.7 million, respectively, of management fees to the Manager.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements

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

Pursuant to the terms of the Governance Agreement, the Company and its subsidiaries were subject to customary restrictions on the transfer of Safe Shares held by the Company for the first nine months of the agreement. Furthermore, the Company and its subsidiaries are prohibited from transferring at any time the Safe Shares held by the Company or its subsidiaries to any person who is known by the Company or its subsidiaries to be an “Activist” or “Company Competitor” (as such terms are defined in the Governance Agreement), or to any group that, to the knowledge of the Company or its subsidiaries, includes as “Activist” or “Company Competitor,” without first obtaining the Safe’s prior written consent.

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

Safe Credit Facility—Refer to Note 9 for additional information on the Safe Credit Facility.

Star Holdings

Notes to Combined and Consolidated Financial Statements

Other real estate and strategic equity investments—During the year ended December 31, 2023, the Company recognized $29.7 million of earnings from equity method investments primarily from asset sales at operating property ventures that have since been sold.

Summarized investee financial information—The Company did not have equity method investments during the years ended December 31, 2025 and 2024. The Company’s investee level summarized financial information for its equity method investments during the year ended December 31, 2023 included $86.9 million of total revenues, $78.5 million of total expenses and $47.7 million of total net income attributable to parent entities.

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	December 31, 2025	December 31, 2024
Other assets(1)	$8,037	$8,233
Operating lease right-of-use assets(2)	457	924
Restricted cash	17,094	10,589
Other receivables	1,042	2,459
Leasing costs, net(3)	42	69
Intangible assets, net(4)	102	127
Deferred expenses and other assets, net	$26,774	$22,401
(1)	As of December 31, 2025 and 2024, other assets primarily includes prepaid expenses and dividends receivable from Safe.
(2)	Right-of use lease assets initially equal the lease liability. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s combined and consolidated statements of operations. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $0.5 million, $0.5 million and $0.5 million, respectively, in “Real estate expense” in its combined and consolidated statements of operations relating to operating leases.
(3)	Accumulated amortization of leasing costs was $0.2 million and $0.2 million as of December 31, 2025 and 2024, respectively.
(4)	Intangible assets, net includes above market and in-place lease assets related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $0.2 million and $0.2 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the weighted average remaining amortization period for the Company’s intangible assets was approximately 1.3 years.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	December 31, 2025	December 31, 2024
Other liabilities(1)	$28,300	$33,300
Accrued expenses	6,676	11,917
Operating lease liabilities (see table above)	634	1,093
Accounts payable, accrued expenses and other liabilities	$35,610	$46,310
(1)	As of December 31, 2025, “Other liabilities” includes $20.7 million of deferred income, $3.6 million of management fees due Safe and $2.8 million of other payables related to real estate properties. As of December 31, 2024, "Other liabilities" includes $20.6 million of deferred income, $4.8 million of management fees due Safe and $5.7 million of other payables related to real estate properties.

Star Holdings

Notes to Combined and Consolidated Financial Statements

Note 9—Debt Obligations, net

The Company’s debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated	Scheduled
	December 31, 2025	December 31, 2024	Interest Rates	Maturity Date(1)
Debt obligations:
Safe Credit Facility	$115,000	$115,000	8.00%	March 2028
Margin Loan Facility(2)	91,087	89,175	SOFR plus 3.50%	March 2028
Senior Construction Mortgage Loan	64,270	15,815	SOFR plus 6.85%	December 2027
Total debt obligations	270,357	219,990
Debt discounts and deferred financing costs, net	(1,636)	(2,641)
Total debt obligations, net(3)	$268,721	$217,349
(1)	Represents the extended maturity date, if applicable.
(2)	The Company has the option to pay interest in kind (“PIK”) on its quarterly interest payments and such PIK is added to the principal balance on the Margin Loan Facility. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which the Company makes a PIK election.
(3)	During the years ended December 31, 2025, 2024 and 2023, the Company capitalized interest expense on qualifying real estate assets of $4.5 million, $2.7 million and $2.1 million, respectively.

Future Scheduled Maturities—As of December 31, 2025, future scheduled maturities of outstanding debt obligations are as follows ($ in thousands):

2026	$—
2027	64,270
2028	206,087
2029	—
2030	—
Thereafter	—
Total principal maturities	270,357
Unamortized discounts and deferred financing costs, net	(1,636)
Total debt obligations, net	$268,721

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

During the years ended December 31, 2025, 2024 and 2023, the Company incurred $9.5 million, $9.6 million and $7.2 million, respectively, of interest expense gross of amounts capitalized on the Safe Credit Facility, which is included in “Interest expense” in the Company’s combined and consolidated statements of operations.

Margin Loan Facility—On March 31, 2023, STAR Investment Holdings SPV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company ("STAR SPV"), as borrower, entered into a margin loan agreement providing for a three-year, $140.0 million senior secured margin loan facility (as amended from time to time, the "Margin Loan Facility"), with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. LLC, as

Star Holdings

Notes to Combined and Consolidated Financial Statements

calculation agent, and Morgan Stanley Bank, N.A., as initial lender. The Margin Loan Facility is secured by a first priority pledge of the Safe Shares and has a principal balance of $91.1 million as of December 31, 2025. On March 28, 2025, the Company entered into an amendment to the Margin Loan Facility that, among other things, extended the maturity date from March 2026 to March 2028, increased the interest rate by 50 basis points, provides for an additional $15.8 million delayed-draw capital commitment from the lender (in addition to the outstanding principal balance on that date) and eased certain collateral posting and release triggers from then existing levels.

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

Senior Construction Mortgage Loan—In December 2023, the Venture (refer to Note 5) entered into an $80.0 million senior construction mortgage loan (the “Loan”). The Loan has a 3-year term with one 12-month extension option subject to a 1.0% fee. The Loan is interest only during the term and accrues interest at SOFR + 6.85% (with a SOFR floor of 3.65%) and features a 1.0% origination fee and a 1.85% exit fee, both on the total loan commitment. As of December 31, 2025, the Loan had an outstanding principal balance of $64.3 million.

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

As of December 31, 2025, the Company was in compliance with all of its financial covenants.

Note 10—Commitments and Contingencies

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

Star Holdings

Notes to Combined and Consolidated Financial Statements

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

All of the Company’s real estate and assets collateralizing its loans receivable are located in the United States. As of December 31, 2025, the Company’s portfolio contains concentrations in the following property types: entertainment/leisure, land and development, hotel, retail and the Safe Shares.

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

Note 12—Equity

Common Stock—On March 31, 2023, in connection with the Spin-Off, iStar distributed 100% of the common shares of beneficial interest in the Company to holders of common stock of iStar ("iStar Common Stock") by way of a pro rata distribution of 0.153 common shares of the Company for each outstanding share of iStar Common Stock held on the record date of the distribution.  As of December 31, 2025, the Company has one class of common stock with 12,317,759 shares outstanding.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) reflected in the Company’s shareholders’ equity is comprised of the Company’s unrealized gains or losses on the Company’s available-for-sale securities.

Share Repurchase Program—The Company has a share repurchase program that permits the Company to repurchase up to $10.0 million of its common shares in open market purchases, privately negotiated transactions or otherwise, including pursuant to one or more trading plans. Any such purchases will be subject to market and pricing conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The share repurchase authorization does not obligate the Company to repurchase any dollar amount or number of shares and may be suspended or discontinued at any time. During the year ended December 31, 2025, the Company repurchased 1.0 million shares of its outstanding common stock for $8.0 million, representing an average cost of $7.95 per share, including fees. As of December 31, 2025, the Company had authorization to repurchase up to $2.0 million of common stock under the program.

Star Holdings

Notes to Combined and Consolidated Financial Statements

Note 13—Earnings Per Share

The following table presents a reconciliation of net income (loss) used in the basic and diluted earnings per share (“EPS”) calculations ($ in thousands, except for per share data): (1)

	For the Years Ended December 31,
	2025	2024	2023
Net income (loss)	$(70,774)	$(88,362)	$(196,290)
Net (income) loss from operations attributable to noncontrolling interests	6,525	1,607	(66)
Net income (loss) allocable to common shareholders	$(64,249)	$(86,755)	$(196,356)

	For the Years Ended December 31,
	2025	2024	2023
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) allocable to common shareholders	$(64,249)	$(86,755)	$(196,356)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	13,109	13,320	13,320

Basic and diluted earnings per common share:
Net income (loss) allocable to common shareholders	$(4.90)	$(6.51)	$(14.74)
(1)	For all periods presented prior to the Spin-Off, the weighted average shares outstanding for the EPS calculation assumes the pro rata distribution of 0.153 common shares of the Company’s common stock for each outstanding share of iStar Common Stock on the record date of the distribution were issued and outstanding.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements

The following fair value hierarchy table summarizes the Company’s assets recorded at fair value on a recurring basis by the above categories ($ in thousands):

	Fair Value Using
		Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2025
Available-for-sale debt securities(1)	$25,286	$—	$—	$25,286
Other investments (refer to Note 7)	185,125	185,125	—	—

As of December 31, 2024
Available-for-sale debt securities(1)	$15,376	$—	$—	$15,376
Other investments (refer to Note 7)	249,899	249,899	—	—
(1)	The fair value of the Company’s available-for-sale debt securities are based upon unadjusted third-party broker quotes and are classified as Level 3.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company’s consolidated balance sheets for the years ended December 31, 2025 and 2024 ($ in thousands):

	Years Ended December 31,
	2025	2024
Beginning balance	$15,376	$4,579
Repayments	(45)	—
Purchases	10,275	11,260
Unrealized gain (loss) recorded in other comprehensive income (loss)	(320)	(463)
Ending balance	$25,286	$15,376

Fair values of financial instruments—The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of December 31, 2025		As of December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Loans receivable and other lending investments, net(1)	$44	$43	$50	$49
Cash and cash equivalents(2)	50	50	35	35
Restricted cash(2)	17	17	11	11

Liabilities
Debt obligations, net(1)	269	272	217	222
(1)	The fair value of the Company’s loans receivable and other lending investments, net and debt obligations, net are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and cash equivalents and restricted cash approximated their fair values. Restricted cash is recorded in “Deferred expenses and other assets, net” on the Company’s consolidated balance sheet. The fair value of the Company’s cash and cash equivalents and restricted cash are classified as Level 1 within the fair value hierarchy.

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

Star Holdings

Notes to Combined and Consolidated Financial Statements

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

Star Holdings

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2025

($ in thousands)

			Initial Cost to		Cost	Gross Amount Carried
			Company		Capitalized	at Close of Period						Depreciable
				Building and	Subsequent to		Building and		Accumulated		Date	Life
Description	Encumbrances		Land	Improvements	Acquisition(1)	Land	Improvements	Total	Depreciation		Acquired	(Years)

LAND:
New Jersey	$—		$43,300	$—	$17,229	$60,529	$—	$60,529	$1,402	(2)	2009	—
New Jersey	—		3,992	—	(1,862)	2,130	—	2,130	—		2009	—
New Jersey	—		—	—	770	770	—	770	—		2023	—
New Jersey	—		111	5,954	3,040	3,151	5,954	9,105	—		2009	—
New York	—		58,900	—	(44,523)	14,377	—	14,377	—		2011	—
Virginia	—		70,001	—	(33,632)	36,369	—	36,369	9,042	(2)	2009	—
Subtotal	—		176,304	5,954	(58,978)	117,326	5,954	123,280	10,444

RETAIL:
Illinois	$—		$—	$336	$326	$—	$662	$662	$523		2010	40.0
Virginia	—		—	2,137	—	—	2,137	2,137	533		2009	40.0
Subtotal	—		—	2,473	326	—	2,799	2,799	1,056

HOTEL:
New Jersey	$—		$297	$18,299	$4,368	$297	$22,667	$22,964	$7,033		2019	40.0
New Jersey	—		120	6,548	34	120	6,582	6,702	1,079		2019	40.0
New Jersey	—		3,815	40,194	6,227	3,816	46,420	50,236	15,192		2016	40.0
Subtotal	—		4,232	65,041	10,629	4,233	75,669	79,902	23,304

APARTMENT/RESIDENTIAL
New Jersey	64,270	(3)	—	—	80,024	—	80,024	80,024	1,590		2023	40.0
Subtotal	$64,270		$—	$—	$80,024	$—	$80,024	$80,024	$1,590

ENTERTAINMENT:
New Jersey	$—		$750	$10,670	$1,023	$750	$11,693	$12,443	$2,584		2017	40.0
New York	—		588	3,144	162	587	3,307	3,894	1,179		2013	40.0
Subtotal	—		1,338	13,814	1,185	1,337	15,000	16,337	3,763

TOTAL (4)	$64,270		$181,874	$87,282	$33,186	$122,896	$179,446	$302,342	$40,157

(1)	Includes impairments and unit sales.
(2)	These properties have land improvements which have depreciable lives of 15 to 20 years.
(3)	Refer to Note 9.
(4)	The aggregate cost for Federal income tax purposes was approximately $0.4 billion at December 31, 2025.

Star Holdings

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2025

($ in thousands)

The following table reconciles real estate from January 1, 2023 to December 31, 2025:

	2025	2024	2023
Balance at January 1	$284,389	$290,841	$	$ 338,320
Improvements and additions	46,610	45,901		13,638
Dispositions	(28,657)	(52,353)		(61,117)
Balance at December 31	$302,342	$284,389		$290,841

The following table reconciles accumulated depreciation from January 1, 2023 to December 31, 2025:

	2025	2024	2023
Balance at January 1	$(35,100)	$(34,041)	$(29,808)
Additions	(5,057)	(4,065)	(4,453)
Dispositions	—	3,006	220
Balance at December 31	$(40,157)	$(35,100)	$(34,041)

Star Holdings

Schedule IV—Mortgage Loans on Real Estate

As of December 31, 2025

($ in thousands)

						Face	Carrying	Principal Amount of
		Contractual	Effective	Periodic		Amount	Amount	Mortgages Subject to
	Underlying	Interest	Maturity	Payment	Prior	of	of	Delinquent Principal
Type of Loan/Borrower	Property Type	Rates	Dates	Terms(1)	Liens	Mortgages	Mortgages(2)	or Interest
Senior Mortgages:
Borrower A	Land	Fixed: 18.00%	February 2026	IO	—	$3,050	$2,959	$—
Subtotal						3,050	2,959	—

Subordinate Mortgages:
Borrower B	Hotel	Fixed: 6.80%	September 2057	IO	—	16,337	15,850	—
Subtotal						16,337	15,850	—
Total mortgages						$19,387	$18,809	$—
(1)	IO = Interest only.
(2)	The carrying amount of mortgages approximated the federal income tax basis.

Star Holdings

Schedule IV—Mortgage Loans on Real Estate (Continued)

As of December 31, 2025

($ in thousands)

Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans on Real Estate from January 1, 2023 to December 31, 2025:(1)

	2025	2024	2023
Balance at January 1	$36,066	$16,816	$86,834
Additions:
New mortgage loans	—	17,750	2,550
Additions under existing mortgage loans	704	500	2,167
Other(2)	1,071	1,000	811
Deductions(3):
Collections of principal	(18,454)	—	(73,775)
(Provision for) recovery of loan losses(4)	—	—	(1,771)
Balance at December 31	$19,387	$36,066	$16,816
(1)	Balances represent the carrying value of loans.
(2)	Amount includes amortization of discount and deferred interest capitalized.
(3)	Amounts are presented net of charge-offs for the year ended December 31, 2023.
(4)	Excludes general allowances.

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

Based upon their evaluation as of December 31, 2025, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.

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

Based on management’s assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2025.

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

PART III

Item 10.   Directors, Executive Officers and Corporate Governance of the Registrant

Portions of the Company’s definitive proxy statement for the 2026 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 11.   Executive Compensation

Portions of the Company’s definitive proxy statement for the 2026 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Portions of the Company’s definitive proxy statement for the 2026 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 13.   Certain Relationships, Related Transactions and Director Independence

Portions of the Company’s definitive proxy statement for the 2026 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

Portions of the Company’s definitive proxy statement for the 2026 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	and (c) Financial statements and schedule—see Index to Financial Statements and Schedule included in Item 8.
(b)	Exhibits—see index below.

INDEX TO EXHIBITS

Exhibit Number	Document Description
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

10.3	Governance Agreement, dated as of March 31, 2023, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 31, 2023)
10.4

Registration Rights Agreement, dated as of March 31, 2023, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 31, 2023)

10.5

Amended and Restated Credit Agreement, dated as of March 31, 2023, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 11, 2023)

10.6

First Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2023, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 6, 2023)

10.7

Second Amendment to Amended and Restated Credit Agreement, dated as of March 28, 2025, by and between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed March 31, 2025)

10.8

Margin Loan Agreement, dated as of March 31, 2023, by and among Star Investment Holdings SPV LLC, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc. and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on March 31, 2023)

10.9

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

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on March 31, 2023)
19.1	Star Holdings Insider Trading Compliance Policy and Procedures (incorporated by reference to Exhibit 19.1 to Annual Report on Form 10-K filed on February 18, 2025)
21.1	Subsidiaries of the Company.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

97.0	Star Holdings Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.0 to Annual Report on Form 10-K filed February 27, 2024)
101*	Interactive data file
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

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

Star Holdings
Registrant
Date:	February 17, 2026	/s/ JAY SUGARMAN
Jay Sugarman
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 17, 2026	/s/ JAY SUGARMAN
Jay Sugarman
Chief Executive Officer

Date:	February 17, 2026	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial officer)

Date:	February 17, 2026	/s/ CHRIS UHLICK
Chris Uhlick
Chief Accounting Officer
(principal accounting officer)

Date:	February 17, 2026	/s/ CLIFFORD DE SOUZA
Clifford De Souza
Trustee

Date:	February 17, 2026	/s/ RICHARD LIEB
Richard Lieb
Trustee

Date:	February 17, 2026	/s/ NINA MATIS
Nina Matis
Trustee