Form 10-Q
period 2026-03-31
Star Holdings
filed 2026-05-08
CIK 1953366

Consolidate

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2026
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

As of May 6, 2026, there were 12,081,333 shares, $0.001 par value per share, of Star Holdings common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Star Holdings

Consolidated Balance Sheets

(In thousands, except per share data)(1)

(unaudited)

	As of
	March 31,	December 31,
	2026	2025
ASSETS
Real estate
Real estate, at cost	$98,981	$179,062
Less: accumulated depreciation	(28,784)	(29,713)
Real estate, net	70,197	149,349
Land and development, net	100,530	112,836
Loans receivable and other lending investments, net ($497 and $578 of allowances as of March 31, 2026 and December 31, 2025, respectively)	54,353	44,095
Other investments	182,961	185,125
Cash	46,378	50,078
Accrued interest and operating lease income receivable, net	1,099	1,508
Deferred operating lease income receivable, net	361	432
Deferred expenses and other assets, net	24,476	26,774
Total assets	$480,355	$570,197
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$33,201	$35,610
Debt obligations, net	207,001	268,721
Total liabilities	240,202	304,331
Commitments and contingencies (refer to Note 10)
Equity:
Star Holdings shareholders' equity:
Common Stock, $0.001 par value, 200,000 shares authorized, 12,081 and 12,318 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	12	12
Additional paid-in capital	597,625	599,623
Accumulated deficit	(357,702)	(347,445)
Accumulated other comprehensive income (loss)	(1,046)	(424)
Star Holdings shareholders' equity	238,889	251,766
Noncontrolling interests	1,264	14,100
Total equity	240,153	265,866
Total liabilities and equity	$480,355	$570,197
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).
(2)	As of March 31, 2026 and December 31, 2025, includes $3.6 million and $3.6 million, respectively, of management fees and other payables due to Safe (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Operating lease income	$2,037	$1,854
Interest income	497	1,099
Other income(1)	7,392	6,488
Land development revenue	11,015	5,183
Total revenues	20,941	14,624
Costs and expenses:
Interest expense(2)	6,088	3,763
Real estate expense(1)	11,507	9,694
Land development cost of sales	9,342	6,827
Depreciation and amortization	2,228	977
General and administrative(3)	3,286	4,718
Provision for (recovery of) loan losses	419	(137)
Other expense	365	3
Total costs and expenses	33,235	25,845
Unrealized gains (losses) on equity investments	(2,164)	3,245
Income (loss) from operations before other items and income taxes	(14,458)	(7,976)
Loss on early extinguishment of debt, net	—	(70)
Net income (loss)	(14,458)	(8,046)
Net (income) loss from operations attributable to noncontrolling interests	4,201	442
Net income (loss) allocable to common shareholders	$(10,257)	$(7,604)
Per common share data:
Net income (loss) allocable to common shareholders
Basic and diluted	$(0.85)	$(0.57)

Weighted average number of common shares:
Basic and diluted	12,131	13,320
(1)	For the three months ended March 31, 2026 and 2025, includes $2.0 million and $2.0 million, respectively, of revenues from hotel properties. For the three months ended March 31, 2026, other income and real estate expense include $1.0 million and $0.5 million, respectively, of income and expense related to a legal settlement with respect to one of iStar’s (refer to Note 1) legacy assets. These amounts, or any future amounts, are recorded upon settlement due to uncertainty regarding collectability of the funds. The income represents the gross amount of the settlement and the expense represents legal costs incurred to a third party, which was contingent on the settlement.
(2)	For the three months ended March 31, 2026 and 2025, includes $2.3 million and $2.2 million, respectively, of expense to related parties.
(3)	For the three months ended March 31, 2026 and 2025, includes $2.5 million and $3.8 million, respectively, of management fees incurred to related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net income (loss)	$(14,458)	$(8,046)
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities	(622)	(594)
Other comprehensive income (loss)	(622)	(594)
Comprehensive income (loss)	(15,080)	(8,640)
Comprehensive (income) loss attributable to noncontrolling interests	4,201	442
Comprehensive income (loss) attributable to common shareholders	$(10,879)	$(8,198)

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

	Common	Additional		Accumulated
	Stock at	Paid-In	Accumulated	Other Comprehensive	Noncontrolling	Total
	Par	Capital	(Deficit)	Income (Loss)	Interests	Equity
Balance as of December 31, 2025	$12	$599,623	$(347,445)	$(424)	$14,100	$265,866
Net income (loss)	—	—	(10,257)	—	(4,201)	(14,458)
Change in accumulated other comprehensive income (loss)	—	—	—	(622)	—	(622)
Repurchase of stock	—	(1,998)	—	—	—	(1,998)
Change in noncontrolling interests (refer to Note 5)	—	—	—	—	(8,635)	(8,635)
Balance as of March 31, 2026	$12	$597,625	$(357,702)	$(1,046)	$1,264	$240,153

Balance as of December 31, 2024	$13	$607,623	$(283,196)	$(104)	$20,660	$344,996
Net income (loss)	—	—	(7,604)	—	(442)	(8,046)
Change in accumulated other comprehensive income (loss)	—	—	—	(594)	—	(594)
Change in noncontrolling interests	—	—	—	—	13	13
Balance as of March 31, 2025	$13	$607,623	$(290,800)	$(698)	$20,231	$336,369

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(14,458)	$(8,046)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	419	(137)
Depreciation and amortization	2,228	977
Amortization of discounts/premiums and deferred interest on loans, net	(279)	(261)
Amortization of premium, discount and deferred financing costs and paid-in-kind interest on debt obligations, net	1,969	1,953
Deferred operating lease income	71	58
Unrealized (gains) losses on equity investments	2,164	(3,245)
Loss on early extinguishment of debt	—	70
Land development revenue (in excess of) cost of sales	(1,673)	1,644
Other operating activities, net	306	45
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	477	211
Changes in deferred expenses and other assets, net	507	(1)
Changes in accounts payable, accrued expenses and other liabilities	(129)	406
Cash flows used in operating activities	(8,398)	(6,326)
Cash flows from investing activities:
Originations and fundings of loans receivable and other lending investments, net	(13,820)	—
Capital expenditures on real estate assets	(421)	(305)
Capital reimbursements (expenditures) on land and development assets, net	1,729	(16,189)
Repayments of and principal collections on loans receivable and other lending investments, net	2,800	3,045
Net proceeds from sales of land and development assets	13,489	5,542
Cash and restricted cash disposed upon deconsolidation of venture (refer to Note 5)	(3,051)	—
Other investing activities, net	(100)	(369)
Cash flows provided by (used in) investing activities	626	(8,276)
Cash flows from financing activities:
Borrowings from debt obligations	4,818	17,340
Repayments of debt obligations	—	(5,000)
Payment of deferred financing costs	(150)	—
Payments of debt prepayment or extinguishment costs	—	(35)
Repurchase of common stock	(1,998)	—
Other financing activities, net	(11)	(216)
Cash flows provided by (used in) financing activities	2,659	12,089
Changes in cash and restricted cash	(5,113)	(2,513)
Cash and restricted cash at beginning of period	67,172	45,546
Cash and restricted cash at end of period	$62,059	$43,033

Reconciliation of cash and restricted cash presented on the consolidated statements of cash flows
Cash	$46,378	$30,308
Restricted cash included in deferred expenses and other assets, net	15,681	12,725
Total cash and restricted cash	$62,059	$43,033

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

Note 2—Basis of Presentation and Principles of Consolidation

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the combined and consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K (the “2025 Annual Report”) for the year ended December 31, 2025.

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of March 31, 2026 and December 31, 2025. The following table presents the assets and liabilities of the Company’s consolidated VIEs as of March 31, 2026 and December 31, 2025 ($ in thousands):

	As of
	March 31, 2026	December 31, 2025
ASSETS
Real estate
Real estate, at cost (refer to Note 4 and Note 5)	$96,182	$176,262
Less: accumulated depreciation	(27,691)	(28,658)
Real estate, net	68,491	147,604
Land and development, net	56,905	71,132
Cash	11,728	7,863
Deferred expenses and other assets, net	5,907	8,524
Total assets	$143,031	$235,123
LIABILITIES
Total liabilities	$24,658	$91,077

Note 3—Summary of Significant Accounting Policies

The Company’s significant accounting policies have not changed materially from those described in the 2025 Annual Report. Please refer to the 2025 Annual Report for the Company’s significant accounting policies.

New accounting pronouncements—In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disclosure of additional information about specific cost and expense categories in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating ASU 2024-03 but does not expect this standard to have a material impact on its consolidated financial statements.

Note 4—Real Estate

The Company’s real estate assets were comprised of the following ($ in thousands):

	As of
	March 31, 2026	December 31, 2025
Land, at cost	$5,570	$5,570
Buildings and improvements, at cost(1)	93,411	173,492
Less: accumulated depreciation(1)	(28,784)	(29,713)
Real estate, net	$70,197	$149,349
(1)	In March 2026, a real estate asset was deconsolidated when a mezzanine loan provided by the Company was repaid in full and the Company’s senior loan guaranties were released by the lender (refer to Note 5).

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant reimbursements were $0.5 million

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. These amounts are included in “Operating lease income” in the Company’s consolidated statements of operations.

Allowance for Doubtful Accounts—As of March 31, 2026 and December 31, 2025, the allowance for doubtful accounts related to real estate tenant receivables was $0.1 million and $0.2 million, respectively. These amounts are included in “Accrued interest and operating lease income receivable, net” on the Company’s consolidated balance sheets.

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, in effect as of March 31, 2026, are as follows by year ($ in thousands):

Year	Amount
2026 (remaining nine months)	$3,019
2027	1,375
2028	13
2029	—
2030	—
Thereafter	—

Note 5—Land and Development

The Company’s land and development assets were comprised of the following ($ in thousands):

	As of
	March 31,	December 31,
	2026	2025
Land and land development, at cost	$111,077	$123,280
Less: accumulated depreciation	(10,547)	(10,444)
Total land and development, net	$100,530	$112,836

Dispositions—During the three months ended March 31, 2026 and 2025, the Company sold land parcels and residential lots and units and recognized land development revenue of $11.0 million and $5.2 million, respectively, and land development cost of sales of $9.3 million and $6.8 million, respectively, from its land and development portfolio.

In December 2023, the Company transferred the ownership interests in a subsidiary land owner to a third-party venture (the “Venture”) for the development and construction of a multifamily project in Asbury Park, NJ (the “Project”). In connection with this transfer, the Company (i) provided the Venture with a $10.6 million mezzanine loan that was fully funded at closing and was secured by the ownership interests in the subsidiary land owner (until the mezzanine loan was repaid in full in March 2026); and (ii) provided a completion and carry guaranty on the Venture’s $80.0 million senior construction mortgage loan (refer to Note 9) with a third-party lender in return for a fee. The third-party members provided $21.0 million in cash capital contributions to the Venture, exclusive of a $3.0 million deferred profits interest, which combined represented the total equity capitalization and was included in noncontrolling interests in the Company’s consolidated balance sheet prior to the Venture’s deconsolidation in March 2026. The Venture began operations in September 2025. The Company was a non-member manager of the Venture and was entitled to certain fees, but otherwise had no expected member-related economics. The Company controlled all decision-making of the Venture until March 2026 when the mezzanine loan was repaid.

At closing, the Company determined that the Venture (and its consolidated subsidiaries developing the Project) was a VIE for which the Company was the primary beneficiary and thus consolidated it under ASC 810. As a result, for accounting purposes, the Project was recorded on the Company’s consolidated financial statements and the mezzanine loan eliminated in consolidation prior to the mezzanine loan being repaid. The Company deconsolidated the Venture in March 2026 when the mezzanine loan was repaid in full and the Company’s senior loan guaranties were released by the lender. The Company recorded $10.6 million of land development revenue, excluding $2.4 million of related accrued

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

interest, and $9.2 million of land development cost of sales in its consolidated statement of operations when the mezzanine loan was repaid in full in March 2026, which represented the Company’s sale of land to the Venture. The Company recorded a $0.4 million loss on deconsolidation which is recorded in “Other expense” in the Company’s consolidated statement of operations.

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company’s loans receivable and other lending investments by class ($ in thousands): (1)

	As of
	March 31, 2026	December 31, 2025
Loans
Senior mortgages	$—	$3,050
Subordinate mortgages	16,616	16,337
Subtotal - gross carrying value of loans	16,616	19,387
Other lending investments
Available-for-sale debt securities	38,234	25,286
Subtotal - other lending investments	38,234	25,286
Total gross carrying value of loans receivable and other lending investments	54,850	44,673
Allowance for loan losses	(497)	(578)
Total loans receivable and other lending investments, net	$54,353	$44,095
(1)	As of March 31, 2026 and December 31, 2025, accrued interest was $0.5 million and $1.1 million, respectively, and is recorded in “Accrued interest and operating lease income receivable, net” on the Company’s consolidated balance sheets. During the three months ended March 31, 2026 and 2025, the Company did not reverse any accrued interest on its loan portfolio.

Allowance for Loan Losses—Changes in the Company’s general allowance for loan losses were as follows for the three months ended March 31, 2026 and 2025 ($ in thousands):

Three Months Ended March 31, 2026
Allowance for loan losses at beginning of period	$578
Provision for (recovery of) loan losses(1)	419
Charge-offs	(500)
Allowance for loan losses at end of period	$497

Three Months Ended March 31, 2025
Allowance for loan losses at beginning of period	$1,118
Provision for (recovery of) loan losses(1)	(137)
Allowance for loan losses at end of period	$981
(1)	During the three months ended March 31, 2026 and 2025, the Company recorded a provision for (recovery of) loan losses of $0.4 million and ($0.1) million, respectively, in its consolidated statements of operations. The provision in 2026 was primarily the result of a charge-off on one of the Company’s loans that was repaid in the first quarter of 2026. The recovery of loan losses in 2025 was primarily the result of a $3.0 million repayment on one of the Company’s loans.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

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

As of March 31, 2026 and December 31, 2025, all of the Company’s loans were current in their payment status and had a risk rating of 3.

Other lending investments—Other lending investments includes the following securities ($ in thousands):

			Net		Net
		Amortized	Unrealized	Estimated	Carrying
	Face Value	Cost Basis	Gain (Loss)	Fair Value	Value
As of March 31, 2026
Available-for-sale securities
Municipal debt securities(1)	$39,280	$39,280	$(1,046)	$38,234	$38,234
Total	$39,280	$39,280	$(1,046)	$38,234	$38,234
As of December 31, 2025
Available-for-Sale Securities
Municipal debt securities(1)	$25,710	$25,710	$(424)	$25,286	$25,286
Total	$25,710	$25,710	$(424)	$25,286	$25,286

(1)	As of March 31, 2026, the Company had one available-for-sale security with a $0.2 million unrealized gain and nine available-for-sale securities with an aggregate fair value of $32.0 million and an aggregate unrealized loss of $1.2 million, of which seven of these securities with an aggregate fair value of $14.4 million and an aggregate unrealized loss of $1.0 million were in an unrealized loss position for more than 12 months. As of December 31, 2025, the Company had one available-for-sale security with an unrealized gain of $0.3 million and nine available-for-sale securities with an aggregate fair value of $18.9 million and an aggregate unrealized loss of $0.7 million, of which five of these securities with an aggregate fair value of $10.6 million and an aggregate unrealized loss of $0.6 million were in an unrealized loss position for more than 12 months. The Company has determined that the unrealized losses were not the result of a credit impairment and expects to collect all amounts due from estimated future cash flows.

As of March 31, 2026, the contractual maturities of the Company’s securities were as follows ($ in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Maturities
Within one year	$—	$—
After one year through 5 years	—	—
After 5 years through 10 years	—	—
After 10 years	39,280	38,234
Total	$39,280	$38,234

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments

The Company’s “other investments” is its investment in Safehold Inc. (“Safe”). Safe is a publicly-traded company that acquires, owns, manages, finances and capitalizes ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). As of March 31, 2026, the Company owned approximately 13.5 million shares, or 18.8%, of Safe’s outstanding common stock.

As of March 31, 2026, the Company’s investment in Safe had a market value of $183.0 million based on the closing price of $13.53 on March 31, 2026. The Company does not have significant influence over Safe and accounts for its investment in Safe as an equity investment under ASC 321 – Investments – Equity Securities (“ASC 321”), which requires that the Company adjust its investment in Safe to fair value through income at each reporting period. As such, the Company recognized an “Unrealized gain (loss) on equity investment” of ($2.2) million and $3.2 million, respectively, in its consolidated statements of operations for the three months ended March 31, 2026 and 2025.

On March 31, 2023, the Company entered into the following agreements with Safe:

Separation and Distribution Agreement—The Separation and Distribution Agreement contains certain provisions governing Star Holdings' relationship with Safe with respect to and following the Spin-Off. The Separation and Distribution Agreement includes provisions allocating assets and liabilities between Star Holdings and Safe and various post-closing covenants relating to, among other things, the treatment of the parties’ insurance policies, information sharing and other operational matters. The Separation and Distribution Agreement includes a mutual release by Star Holdings, on the one hand, and Safe, on the other hand, of the other party from certain specified liabilities, as well as mutual indemnification covenants pursuant to which Star Holdings and Safe have agreed to indemnify each other from certain specified liabilities.

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

The Management Agreement has an annual term that automatically renews on March 31 of each year. The Company pays a fixed cash management fee and reimburses the Manager for third party expenses incurred in connection with its services. The Company paid the Manager management fees of $25.0 million for the annual term ended March 31, 2024, $15.0 million for the annual term ended March 31, 2025 and $10.0 million for the annual term ended March 31, 2026. The annual fee declined to $7.5 million in the current annual term and adjusts to 2.0% of the gross book value of the Company’s assets, excluding the Safe Shares, after the current term. During the three months ended March 31, 2026 and 2025, the Company recorded $2.5 million and $3.8 million, respectively, of management fees to the Manager.

The Management Agreement may be terminated by the Company without cause by not less than one hundred eighty days’ written notice to the Manager upon the affirmative vote of at least two-thirds of the Company’s independent trustees, provided, however, that if the date of termination occurs prior to March 31, 2027, the termination will be subject to payment of the applicable termination fee to the Manager. The Company may also terminate the Management Agreement at any time with 30 days’ prior written notice from the Company’s board of trustees for “cause,” as defined in the Management Agreement.

In the event of a termination without cause by the Company prior to March 31, 2027, the Company will pay the Manager a termination fee of $55.0 million minus the aggregate amount of management fees actually paid to the Manager prior to the termination date. However, if the Company has completed the liquidation of its assets on or before the

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

termination date, the termination fee will consist of any portion of the annual management fee that remained unpaid for the remainder of the then current annual term.

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

Safe Credit Facility—Refer to Note 9 for additional information on the Safe Credit Facility.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	March 31, 2026	December 31, 2025
Other assets(1)	$7,527	$8,037
Operating lease right-of-use assets(2)	338	457
Restricted cash	15,681	17,094
Other receivables	792	1,042
Leasing costs, net(3)	38	42
Intangible assets, net(4)	100	102
Deferred expenses and other assets, net	$24,476	$26,774
(1)	As of March 31, 2026 and December 31, 2025, other assets primarily includes prepaid expenses and dividends receivable from Safe.
(2)	Right-of use lease assets initially equal the lease liability. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s consolidated statements of operations. During the three months ended March 31, 2026 and 2025, the Company recognized $0.1 million and $0.1 million, respectively, in “Real estate expense” in its consolidated statements of operations relating to operating leases.
(3)	Accumulated amortization of leasing costs was $0.2 million and $0.2 million as of March 31, 2026 and December 31, 2025, respectively.
(4)	Intangible assets, net includes above market and in-place lease assets related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $0.2 million and $0.2 million as of March 31, 2026 and December 31, 2025, respectively. These intangible lease assets are amortized over the remaining term of the lease. As of March 31, 2026, the weighted average remaining amortization period for the Company’s intangible assets was approximately 1.1 years.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2026	December 31, 2025
Other liabilities(1)	$27,918	$28,300
Accrued expenses	4,766	6,676
Operating lease liabilities (see table above)	517	634
Accounts payable, accrued expenses and other liabilities	$33,201	$35,610
(1)	As of March 31, 2026, “Other liabilities” includes $20.0 million of deferred income and liabilities, $3.6 million of management fees and other payables due Safe and $3.0 million of other payables related to real estate properties. As of December 31, 2025, “Other liabilities” includes $20.7 million of deferred income and liabilities, $3.6 million of management fees due Safe and $2.8 million of other payables related to real estate properties.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net

The Company’s debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated	Scheduled
	March 31, 2026	December 31, 2025	Interest Rates	Maturity Date(1)
Debt obligations:
Safe Credit Facility	$115,000	$115,000	8.00%	March 2028
Margin Loan Facility(2)	92,777	91,087	SOFR plus 3.50%	March 2028
Senior Construction Mortgage Loan(3)	—	64,270	—	—
Total debt obligations	207,777	270,357
Debt discounts and deferred financing costs, net	(776)	(1,636)
Total debt obligations, net(4)	$207,001	$268,721
(1)	Represents the extended maturity date.
(2)	The Company has the option to pay interest in kind (“PIK”) on its quarterly interest payments and such PIK is added to the principal balance on the Margin Loan Facility. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which the Company makes a PIK election.
(3)	Refer to Note 5.
(4)	During the three months ended March 31, 2026 and 2025, the Company capitalized interest expense on qualifying real estate assets of $0.1 million and $1.1 million, respectively.

Future Scheduled Maturities—As of March 31, 2026, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

2026 (remaining nine months)	$—
2027	—
2028	207,777
2029	—
2030	—
Thereafter	—
Total principal maturities	207,777
Unamortized discounts and deferred financing costs, net	(776)
Total debt obligations, net	$207,001

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

During the three months ended March 31, 2026 and 2025, the Company incurred $2.3 million and $2.3 million, respectively, of interest expense gross of amounts capitalized on the Safe Credit Facility, which is included in “Interest expense” in the Company’s consolidated statements of operations.

Margin Loan Facility—On March 31, 2023, STAR Investment Holdings SPV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company ("STAR SPV"), as borrower, entered into a margin loan agreement providing for a three-year, $140.0 million senior secured margin loan facility (as amended from time to time, the "Margin Loan Facility"), with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. LLC, as calculation agent, and Morgan Stanley Bank, N.A., as initial lender. The Margin Loan Facility is secured by a first priority pledge of the Safe Shares and has a principal balance of $92.8 million as of March 31, 2026. On March 28, 2025, the Company entered into an amendment to the Margin Loan Facility that, among other things, extended the maturity date from March 2026 to March 2028, increased the interest rate by 50 basis points, provides for an additional $15.8 million delayed-draw capital commitment from the lender (in addition to the outstanding principal balance on that date) and eased certain collateral posting and release triggers from then existing levels.

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

Senior Construction Mortgage Loan—In December 2023, the Venture (refer to Note 5) entered into an $80.0 million senior construction mortgage loan (the “Loan”). The Loan was interest only during the term and accrued interest at SOFR + 6.85% (with a SOFR floor of 3.65%) and featured a 1.0% origination fee and a 1.85% exit fee, both on the total loan commitment. A subsidiary of the Company provided a completion and carry guaranty on the Loan and was required to maintain a minimum net worth and a minimum liquidity amount both prior to and after the completion of the Project while the Loan was outstanding. The Company deconsolidated the Venture and the Loan in March 2026 (refer to Note 5).

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

As of March 31, 2026, the Company was in compliance with all of its financial covenants.

Note 10—Commitments and Contingencies

Legal Proceedings—The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company’s business as a finance and

Star Holdings

Notes to Consolidated Financial Statements (Continued)

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

All of the Company’s real estate and assets collateralizing its loans receivable are located in the United States. As of March 31, 2026, the Company’s portfolio contains concentrations in the following property types: entertainment/leisure, land and development, hotel, retail and the Safe Shares.

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

Note 12—Equity

Common Stock—On March 31, 2023, in connection with the Spin-Off,  iStar distributed 100% of the common shares of beneficial interest in the Company to holders of common stock of iStar ("iStar Common Stock") by way of a pro rata distribution of 0.153 common shares of the Company for each outstanding share of iStar Common Stock held on the record date of the distribution.  As of March 31, 2026, the Company has one class of common stock with 12,081,333 shares outstanding.

Accumulated Other Comprehensive Income (Loss)— “Accumulated other comprehensive income (loss)” reflected in the Company’s shareholders’ equity is comprised of unrealized gains or losses on the Company’s available-for-sale securities.

Share Repurchase Program—The Company initiated a share repurchase program in March 2025 that permitted the Company to repurchase up to $10.0 million of its common shares in open market purchases, privately negotiated transactions or otherwise, including pursuant to one or more trading plans. Any such purchases were subject to market and

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

pricing conditions, applicable law and other factors deemed relevant in the Company's sole discretion. During the three months ended March 31, 2026, the Company repurchased 0.2 million shares of its outstanding common stock for $2.0 million, representing an average cost of $8.43 per share, including fees. As of March 31, 2026, the Company utilized the full authorization under this share repurchase program.

Note 13—Earnings Per Share

The following table presents a reconciliation of income from operations used in the basic and diluted earnings per share (“EPS”) calculations ($ in thousands, except for per share data):

	For the Three Months Ended March 31,
	2026	2025
Net income (loss)	$(14,458)	$(8,046)
Net (income) loss from operations attributable to noncontrolling interests	4,201	442
Net income (loss) allocable to common shareholders	$(10,257)	$(7,604)

	For the Three Months Ended March 31,
	2026	2025
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) allocable to common shareholders	$(10,257)	$(7,604)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	12,131	13,320

Basic and diluted earnings per common share:
Net income (loss) allocable to common shareholders	$(0.85)	$(0.57)

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

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The following fair value hierarchy table summarizes the Company’s assets recorded at fair value on a recurring basis by the above categories as of March 31, 2026 and December 31, 2025 ($ in thousands):

	Fair Value Using
		Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2026
Available-for-sale debt securities(1)	$38,234	$—	$—	$38,234
Other investments (refer to Note 7)	182,961	182,961	—	—

As of December 31, 2025
Available-for-sale debt securities(1)	$25,286	$—	$—	$25,286
Other investments (refer to Note 7)	185,125	185,125	—	—
(1)	The fair value of the Company’s available-for-sale debt securities are based upon unadjusted third-party broker quotes and are classified as Level 3.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company’s consolidated balance sheets for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$25,286	$15,376
Repayments	(250)	(45)
Purchases	13,820	—
Unrealized gain (loss) recorded in other comprehensive income (loss)	(622)	(594)
Ending balance	$38,234	$14,737

Fair values of financial instruments—The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of March 31, 2026		As of December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Loans receivable and other lending investments, net(1)	$54	$53	$44	$43
Cash(2)	46	46	50	50
Restricted cash(2)	16	16	17	17

Liabilities
Debt obligations, net(1)	207	211	269	272
(1)	The fair value of the Company’s loans receivable and other lending investments, net and debt obligations are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and restricted cash approximated their fair values. Restricted cash is recorded in “Deferred expenses and other assets, net” on the Company’s balance sheet. The fair value of the Company’s cash and restricted cash are classified as Level 1 within the fair value hierarchy.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are included with respect to, among other things, Star Holdings’ (the “Company’s”) current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “we,” “our” and “us” refer to Star Holdings and its consolidated subsidiaries, unless the context indicates otherwise.

The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our 2025 Annual Report. These historical financial statements may not be indicative of our future performance.

Our Development Portfolio

Asbury Park Waterfront

We are the managing member in Asbury Partners, LLC, which is the joint venture that owns the Asbury Park Waterfront investment. The aggregate carrying value of the Asbury Park Waterfront investment was approximately $122.8 million as of March 31, 2026.

The Asbury Park Waterfront investment includes the following:

●	Asbury Ocean Club Surfside Resort and Residences: a 16-story mixed use project featuring 130 residential condominium units, a 54-key luxury boutique hotel, 24,000 square feet of retail space, 410 structured parking spaces and a 15,000 square foot gym and spa amenity area. The property was completed in 2019. The hotel is managed by a third party. As of March 31, 2026, all residential condominium units have been sold.
●	The Asbury: a 110-key independent boutique hotel with indoor and outdoor event spaces, and a rooftop bar. The hotel was completed in 2016 and is managed by a third party.
●	Asbury Lanes: a 12,000 square foot music and entertainment venue. The venue was completed in 2018, is connected to The Asbury and managed by a third party.

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

Magnolia Green

Magnolia Green is an approximately 1,900 acre multi-generational master planned residential community that is entitled for 3,550 single and multifamily dwelling units and approximately 193 acres of land for commercial development. The community is located 19 miles southwest of Richmond, Virginia and offers distinct phases designed for people in different life stages, from first home buyers to empty nesters in single family and townhomes built by the area’s top homebuilders. The project is anchored by the Magnolia Green Golf Club, a semi-private 18-hole Nicklaus Design championship golf course with full-service clubhouse and driving range. There are also numerous community amenities, including the Aquatic Center, featuring multiple pools and a snack bar, Arbor Walk, featuring a junior Olympic competition pool, water slide and sports courts, the Tennis Center, featuring tennis and pickleball courts and a pro shop, and miles of paved trails. The aggregate carrying value of our Magnolia Green assets as of March 31, 2026 was $30.8 million.

As of March 31, 2026, 2,240 residential lots have been sold to homebuilders. We anticipate selling our remaining residential lots to homebuilders either upon completion of horizontal lot development or in bulk as unimproved lots. We currently expect such sales to occur over the next two years; however, it could take substantially longer. We anticipate selling the golf course operations to a third party upon completion of residential lot sellout. There can be no assurance, however, that these sales will be completed.

Our Monetizing Portfolio

As of March 31, 2026, we owned assets that we expect to monetize primarily through asset sales, loan repayments or active asset management. These assets had an aggregate carrying value of approximately $71.5 million and were comprised primarily of loans and other lending investments, operating properties, land and other assets. Summarized information regarding these assets is set forth below.

Loans and other lending investments.   The loans and other lending investments included in our monetizing portfolio as of March 31, 2026 includes one loan with a carrying value of $16.1 million and ten available-for-sale debt securities with an aggregate carrying value of $38.2 million.

Land.   The land asset included in our portfolio as of March 31, 2026 has a carrying value of approximately $14.4 million. Our general strategy is to seek to sell the land to third party developers.

Other.   The remainder of the monetizing assets primarily consist of two properties which had an aggregate carrying value of $2.7 million as of March 31, 2026 a group of loans and equity interests that are recorded as having no carrying value in our financial statements. Both properties are leased to us under short term leases and one is subleased by us to a third party. Our general strategy is to monetize the leased assets, although we may hold them until lease expiration. For the assets with no carrying value, we may seek to sell these assets but can give no assurance that we will recover any value from them

Investment in Safe.   In addition to the assets described above, we also own the Safe Shares which had a fair value of $183.0 million based on the closing price of $13.53 as of March 31, 2026. Our Margin Loan Facility is collateralized by the Safe Shares as of the date of this filing. The net proceeds from the sale of any Safe Shares must be applied in accordance with the terms of the Margin Loan Facility.

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

Results of Operations for the Three Months Ended March 31, 2026 compared to the Three Months Ended March 31. 2025

	For the Three Months Ended
	March 31,
	2026	2025	$ Change

	(in thousands)
Operating lease income	$2,037	$1,854	$183
Interest income	497	1,099	(602)
Other income	7,392	6,488	904
Land development revenue	11,015	5,183	5,832
Total revenue	20,941	14,624	6,317
Interest expense	6,088	3,763	2,325
Real estate expense	11,507	9,694	1,813
Land development cost of sales	9,342	6,827	2,515
Depreciation and amortization	2,228	977	1,251
General and administrative	3,286	4,718	(1,432)
Provision for (recovery of) loan losses	419	(137)	556
Other expense	365	3	362
Total costs and expenses	33,235	25,845	7,390
Unrealized gain (loss) on equity investment	(2,164)	3,245	(5,409)
Loss on early extinguishment of debt	—	(70)	70
Net income (loss)	$(14,458)	$(8,046)	$(6,412)

Revenue—Operating lease income, which primarily includes income from commercial operating properties, was $2.0 million and $1.9 million, respectively, during the three months ended March 31, 2026 and 2025. The increase in 2026 was due primarily to one property beginning operations in September 2025, which was partially offset by a lease expiration in December 2025.

Interest income decreased to $0.5 million for the three months ended March 31, 2026 from $1.1 million for the same period in 2025. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans and other lending investments due to loan repayments.

Other income increased to $7.4 million during the three months ended March 31, 2026 from $6.5 million for the same period in 2025. Other income consists primarily of dividend income from our investment in Safe and income from our hotel properties and other operating properties, including Asbury Lanes and the Magnolia Green Golf Club, and other ancillary income. The increase in other income in 2026 was due primarily to $1.0 million related to a legal settlement with respect to one of iStar’s (refer to Note 1 to the consolidated financial statements) legacy assets. This amount was recorded upon settlement due to uncertainty regarding collectability of the funds and represents the gross amount of the settlement.

Land development revenue and cost of sales—During the three months ended March 31, 2026, we sold residential lots and units and recognized land development revenue of $11.0 million which had associated cost of sales of $9.3 million. During the three months ended March 31, 2025, we sold residential lots and recognized land development revenue of $5.2 million which had associated cost of sales of $6.8 million. The increase in 2026 was primarily due to a bulk sale at our Asbury Park property in 2026 (refer to Note 5 to the consolidated financial statements). As we execute future sales and have fewer remaining residential and development assets, we expect our land development revenue will decline. The timing and amount of such sales cannot be predicted with certainty.

Costs and expenses—For the three months ended March 31, 2026, we incurred $2.3 million of interest expense on the Safe Credit Facility, $1.7 million of interest expense on our Margin Loan Facility, net of amounts capitalized and $2.1 million on the Loan (refer to Note 9 to the consolidated financial statements). We may elect to pay interest in kind ("PIK") on the Margin Loan Facility in respect of certain quarterly interest payments and such PIK has been added to the principal balance on the Margin Loan Facility. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which we make a PIK election. For the three months ended March 31, 2025, we incurred $2.2 million of interest expense on the Safe Credit Facility and $1.6 million of interest expense on our Margin Loan Facility, net of amounts capitalized.

Real estate expense was $11.5 million during the three months ended March 31, 2026 and $9.7 million for the same period in 2025. Real estate expense typically includes expenses at our hotel and retail operating properties and land properties. The increase in 2026 was due primarily to one property beginning operations in September 2025 and $0.5 million of expense related to a legal settlement with respect to one of iStar’s (refer to Note 1) legacy assets. This amount was recorded upon settlement due to uncertainty regarding payment, which was contingent on the settlement.

Depreciation and amortization was $2.2 million during the three months ended March 31, 2026 and $1.0 million for the same period in 2025. The increase in 2026 was due primarily to one property beginning operations in September 2025.

During the three months ended March 31, 2026, we incurred $3.3 million of general and administrative expense, primarily resulting from management fees to Safe and director costs. The annual management fee payable to our Manager under the Management Agreement declined from $15.0 million to $10.0 million for the third annual term of the Management Agreement which ended on March 31, 2026, and further declined to $7.5 million for the annual term ending March 31, 2027. During the three months ended March 31, 2025, we incurred $4.7 million of general and administrative expense, primarily resulting from management fees to Safe and director fees. The decrease in 2026 was due primarily to a decrease in management fees.

The provision for loan losses was $0.4 million for the three months ended March 31, 2026 as compared to a recovery of loan losses of $0.1 million for the same period in 2025. The provision for loan losses for the three months ended March 31, 2026 resulted primarily from a $0.5 million charge-off on a loan that was repaid. The recovery of loan losses for the three months ended March 31, 2025 resulted primarily from a partial repayment on a loan during the period and an improving economic forecast.

Other expense was $0.4 million during the three months ended March 31, 2026 and $3 thousand for the same period in 2025. Other expense for the three months ended March 31, 2026 resulted primarily from a loss on deconsolidation of a venture (refer to Note 5 to the consolidated financial statements).

Unrealized gain (loss) on equity investment represents the unrealized gain or loss on our Safe Shares. We account for our Safe Shares as an equity investment under ASC 321, which requires that we adjust our investment in the Safe Shares to fair value through income at each reporting period. The unrealized loss for the three months ended March 31, 2026 represents the difference between the fair value of our investment in the Safe Shares as of March 31, 2026 and December 31, 2025. The unrealized gain for the three months ended March 31, 2025 represents the difference between the fair value of our investment in the Safe Shares as of March 31, 2025 and December 31, 2024.

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

●	capital expenditures on our Asbury Park Waterfront and Magnolia Green development projects;

●	debt service on the Safe Credit Facility and the Margin Loan Facility (refer to Note 9 to the consolidated financial statements), and any other indebtedness including any repurchase agreements;
●	repayment or refinancing of the Margin Loan Facility and the Safe Credit Facility at their respective maturities;

●	management fees and expense reimbursements payable to our Manager (refer to Note 7 to the consolidated financial statements);

●	operating expenses; and

●	distributions to shareholders if we have excess cash on hand from asset sales after the payment of our debt obligations.

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

The following table outlines our cash flows from operating activities, cash flows from investing activities and cash flows from financing activities for the three months ended March 31, 2026 and 2025 ($ in thousands):

	For the Three Months Ended March 31,
	2026	2025
Cash flows provided by (used in) operating activities	$(8,398)	$(6,326)
Cash flows provided by (used in) investing activities	626	(8,276)
Cash flows provided by (used in) financing activities	2,659	12,089

The increase in cash flows used in operating activities during 2026 was due primarily to a real estate property beginning operations in the second half of 2025. The increase in cash flows from investing activities during 2026 was due primarily to a decrease in capital expenditures on land and development assets, an increase in proceeds received from sales of land and development assets, which was partially offset by the purchase of other lending investments and the deconsolidation of a venture in 2026. The decrease in cash flows provided by financing activities during 2026 was due primarily to a net decrease in borrowings on debt obligations and the repurchase of common stock in 2026.

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

As of March 31, 2026, we were in compliance with all of our financial covenants.

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

For a discussion of our critical accounting policies, refer to the combined and consolidated financial statements of our 2025 Annual Report.

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

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$307
-50 Basis Points	154
-10 Basis Points	31
Base Interest Rate	—
+10 Basis Points	(31)
+50 Basis Points	(154)
+100 Basis Points	(307)
(1)	As of March 31, 2026, we had $92.8 million principal amount of floating-rate debt obligations outstanding and $62.1 million of cash and restricted cash.

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

Item 1A.   Risk Factors

There were no material changes from the risk factors previously disclosed in our 2025 Annual Report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of a	of Shares that May Yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under the
	Shares Purchased	Paid per Share	Plan	Plans
January 1 to January 31	216,555	$8.47	216,555	$164,614
February 1 to February 28	12,434	$7.85	12,434	$67,007
March 1 to March 31	7,437	$9.01	7,437	$—
(1)	On March 31, 2025, the Company announced that its board of trustees authorized a share repurchase program that permits the Company to repurchase up to $10.0 million of its common shares in open market purchases, privately negotiated transactions or otherwise, including pursuant to one or more trading plans. Through March 2026, the Company utilized the full authorization under the share repurchase program.

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

Star Holdings Registrant

Date:	May 8, 2026	/s/ JAY SUGARMAN
Jay Sugarman
Chief Executive Officer (principal executive officer)

Star Holdings Registrant
Date:	May 8, 2026	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial officer)