Form 10-Q
period 2026-06-30
Star Holdings
filed 2026-08-07
CIK 1953366

Consolidate

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-41572

_______________________________________________________________________________

Star Holdings

(Exact name of registrant as specified in its charter)

Maryland	37-6762818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Penn Plaza, 51st Floor
New York , NY	10119
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 930-9400

1114 Avenue of the Americas, 39th Floor, New York, NY 10036

(Former name, former address and former fiscal year, if changed since last report)

______________________________________________________________________________

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

As of August 5, 2026, there were 12,081,333 shares, $0.001 par value per share, of Star Holdings common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Star Holdings

Consolidated Balance Sheets

(In thousands, except per share data)(1)

(unaudited)

	As of
	June 30,	December 31,
	2026	2025
ASSETS
Real estate
Real estate, at cost	$95,278	$179,062
Less: accumulated depreciation	(28,277)	(29,713)
Real estate, net	67,001	149,349
Land and development, net	101,389	112,836
Loans receivable and other lending investments, net ($503 and $578 of allowances as of June 30, 2026 and December 31, 2025, respectively)	62,478	44,095
Other investments	212,306	185,125
Cash	34,814	50,078
Accrued interest and operating lease income receivable, net	2,153	1,508
Deferred operating lease income receivable, net	293	432
Deferred expenses and other assets, net	27,787	26,774
Total assets	$508,221	$570,197
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$16,404	$35,610
Debt obligations, net	208,838	268,721
Total liabilities	225,242	304,331
Commitments and contingencies (refer to Note 10)
Equity:
Star Holdings shareholders' equity:
Common Stock, $0.001 par value, 200,000 shares authorized, 12,081 and 12,318 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	12	12
Additional paid-in capital	597,625	599,623
Accumulated deficit	(316,254)	(347,445)
Accumulated other comprehensive income (loss)	335	(424)
Star Holdings shareholders' equity	281,718	251,766
Noncontrolling interests	1,261	14,100
Total equity	282,979	265,866
Total liabilities and equity	$508,221	$570,197
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).
(2)	As of June 30, 2026 and December 31, 2025, includes $3.4 million and $3.6 million, respectively, of management fees and other payables due to Safe (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Operating lease income	$2,443	$1,855	$4,480	$3,709
Interest income	1,046	1,089	1,543	2,188
Other income(1)	14,657	12,504	22,048	18,993
Land development revenue	1,215	26,606	12,229	31,788
Total revenues	19,361	42,054	40,300	56,678
Costs and expenses:
Interest expense(2)	4,076	3,956	10,164	7,719
Real estate expense(1)	14,055	12,348	25,561	22,042
Land development cost of sales	—	18,505	9,342	25,332
Depreciation and amortization	856	952	3,084	1,929
General and administrative(3)	2,616	3,255	5,902	7,972
Provision for (recovery of) loan losses	6	25	425	(112)
Other expense	1	2	366	7
Total costs and expenses	21,610	39,043	54,844	64,889
Unrealized gains (losses) on equity investments	29,344	(42,732)	27,181	(39,486)
Income from sales of real estate	14,365	—	14,365	—
Income (loss) from operations before other items and income taxes	41,460	(39,721)	27,002	(47,697)
Loss on early extinguishment of debt, net	—	—	—	(70)
Net income (loss)	41,460	(39,721)	27,002	(47,767)
Net (income) loss from operations attributable to noncontrolling interests	(12)	413	4,189	855
Net income (loss) allocable to common shareholders	$41,448	$(39,308)	$31,191	$(46,912)
Per common share data:
Net income (loss) allocable to common shareholders
Basic and diluted	$3.43	$(2.95)	$2.58	$(3.52)

Weighted average number of common shares:
Basic and diluted	12,081	13,311	12,106	13,315
(1)	For the three months ended June 30, 2026 and 2025, includes $6.8 million and $6.1 million, respectively, of revenues from hotel properties. For the six months ended June 30, 2026 and 2025, includes $8.8 million and $8.0 million, respectively, of revenues from hotel properties. For the three months ended June 30, 2026, other income and real estate expense include $2.5 million and $1.2 million, respectively, of income and expense related to a legal settlement with respect to one of iStar’s (refer to Note 1) legacy assets. For the six months ended June 30, 2026, other income and real estate expense include $3.5 million and $1.7 million, respectively, of income and expense related to a legal settlement with respect to one of iStar’s legacy assets. These amounts are recorded upon settlement due to uncertainty regarding collectability of the funds. The income represents the gross amount of the settlement and the expense represents legal costs incurred to a third party, which was contingent on the settlement.
(2)	For the three months ended June 30, 2026 and 2025, includes $2.3 million and $2.2 million, respectively, of expense to related parties. For the six months ended June 30, 2026 and 2025, includes $4.6 million and $4.4 million, respectively, of expense to related parties.
(3)	For the three months ended June 30, 2026 and 2025, includes $1.9 million and $2.5 million, respectively, of management fees incurred to related parties. For the six months ended June 30, 2026 and 2025, includes $4.4 million and $6.3 million, respectively, of management fees incurred to related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$41,460	$(39,721)	$27,002	$(47,767)
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities	1,381	(497)	759	(1,091)
Other comprehensive income (loss)	1,381	(497)	759	(1,091)
Comprehensive income (loss)	42,841	(40,218)	27,761	(48,858)
Comprehensive (income) loss attributable to noncontrolling interests	(12)	413	4,189	855
Comprehensive income (loss) attributable to common shareholders	$42,829	$(39,805)	$31,950	$(48,003)

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

	Common	Additional		Accumulated
	Stock at	Paid-In	Accumulated	Other Comprehensive	Noncontrolling	Total
	Par	Capital	(Deficit)	Income (Loss)	Interests	Equity
Balance as of March 31, 2026	$12	$597,625	$(357,702)	$(1,046)	$1,264	$240,153
Net income (loss)	—	—	41,448	—	12	41,460
Change in accumulated other comprehensive income (loss)	—	—	—	1,381	—	1,381
Repurchase of stock	—	—	—	—	—	—
Change in noncontrolling interests	—	—	—	—	(15)	(15)
Balance as of June 30, 2026	$12	$597,625	$(316,254)	$335	$1,261	$282,979

Balance as of March 31, 2025	$13	$607,623	$(290,800)	$(698)	$20,231	$336,369
Net income (loss)	—	—	(39,308)	—	(413)	(39,721)
Change in accumulated other comprehensive income (loss)	—	—	—	(497)	—	(497)
Repurchase of stock	—	(189)	—	—	—	(189)
Change in noncontrolling interests	—	—	—	—	(13)	(13)
Balance as of June 30, 2025	$13	$607,434	$(330,108)	$(1,195)	$19,805	$295,949

Balance as of December 31, 2025	$12	$599,623	$(347,445)	$(424)	$14,100	$265,866
Net income (loss)	—	—	31,191	—	(4,189)	27,002
Change in accumulated other comprehensive income (loss)	—	—	—	759	—	759
Repurchase of stock	—	(1,998)	—	—	—	(1,998)
Change in noncontrolling interests (refer to Note 5)	—	—	—	—	(8,650)	(8,650)
Balance as of June 30, 2026	$12	$597,625	$(316,254)	$335	$1,261	$282,979

Balance as of December 31, 2024	$13	$607,623	$(283,196)	$(104)	$20,660	$344,996
Net income (loss)	—	—	(46,912)	—	(855)	(47,767)
Change in accumulated other comprehensive income (loss)	—	—	—	(1,091)	—	(1,091)
Repurchase of stock	—	(189)	—	—	—	(189)
Balance as of June 30, 2025	$13	$607,434	$(330,108)	$(1,195)	$19,805	$295,949

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$27,002	$(47,767)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	425	(112)
Depreciation and amortization	3,084	1,929
Amortization of discounts/premiums and deferred interest on loans, net	(563)	(526)
Amortization of premium, discount and deferred financing costs and paid-in-kind interest on debt obligations, net	3,806	3,971
Deferred operating lease income	139	105
Unrealized (gains) losses on equity investments	(27,181)	39,486
Loss on early extinguishment of debt	—	70
Income from sales of real estate	(14,365)	—
Land development revenue (in excess of) cost of sales	(2,887)	(6,456)
Other operating activities, net	370	207
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	(629)	(383)
Changes in deferred expenses and other assets, net	(753)	418
Changes in accounts payable, accrued expenses and other liabilities	322	92
Cash flows used in operating activities	(11,230)	(8,966)
Cash flows from investing activities:
Originations and fundings of loans receivable and other lending investments, net	(20,285)	—
Capital expenditures on real estate assets	(527)	(477)
Capital reimbursements (expenditures) on land and development assets, net	318	(37,790)
Repayments of and principal collections on loans receivable and other lending investments, net	2,800	3,495
Net proceeds from sales of land and development assets	14,707	31,875
Cash and restricted cash disposed upon deconsolidation of venture (refer to Note 5)	(3,051)	—
Other investing activities, net	245	(1,506)
Cash flows provided by (used in) investing activities	(5,793)	(4,403)
Cash flows from financing activities:
Borrowings from debt obligations	4,818	29,255
Repayments of debt obligations	—	(5,000)
Payment of deferred financing costs	(150)	(216)
Payments of debt prepayment or extinguishment costs	—	(35)
Repurchase of common stock	(1,998)	(189)
Other financing activities, net	(12)	(105)
Cash flows provided by (used in) financing activities	2,658	23,710
Changes in cash and restricted cash	(14,365)	10,341
Cash and restricted cash at beginning of period	67,172	45,546
Cash and restricted cash at end of period	$52,807	$55,887

Reconciliation of cash and restricted cash presented on the consolidated statements of cash flows
Cash	$34,814	$44,201
Restricted cash included in deferred expenses and other assets, net	17,993	11,686
Total cash and restricted cash	$52,807	$55,887

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of June 30, 2026 and December 31, 2025. The following table presents the assets and liabilities of the Company’s consolidated VIEs as of June 30, 2026 and December 31, 2025 ($ in thousands):

	As of
	June 30, 2026	December 31, 2025
ASSETS
Real estate
Real estate, at cost (refer to Note 4 and Note 5)	$92,478	$176,262
Less: accumulated depreciation	(27,146)	(28,658)
Real estate, net	65,332	147,604
Land and development, net	55,562	71,132
Cash	9,472	7,863
Deferred operating lease income receivable, net	8	—
Deferred expenses and other assets, net	6,723	8,524
Total assets	$137,097	$235,123
LIABILITIES
Total liabilities	$8,889	$91,077

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

Note 4—Real Estate

The Company’s real estate assets were comprised of the following ($ in thousands):(1)

	As of
	June 30, 2026	December 31, 2025
Land, at cost	$4,984	$5,570
Buildings and improvements, at cost	90,294	173,492
Less: accumulated depreciation	(28,277)	(29,713)
Real estate, net	$67,001	$149,349
(1)	In March 2026, a real estate asset was deconsolidated when a mezzanine loan provided by the Company was repaid in full and the Company’s senior loan guaranties were released by the lender (refer to Note 5). Additionally, during the three and six months ended June 30, 2026, the Company recognized $14.4 million of “Income from sales of real estate” in the Company’s consolidated statements of operations resulting from the recognition of a sale of an asset with a carrying value of $2.6 million upon the expiration of a lease in June 2026 as the Company surrendered the property to a local municipality.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant reimbursements were $1.0 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively. Tenant reimbursements were $1.5 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively. These amounts are included in “Operating lease income” in the Company’s consolidated statements of operations.

Allowance for Doubtful Accounts—As of June 30, 2026 and December 31, 2025, the allowance for doubtful accounts related to real estate tenant receivables was $0.1 million and $0.2 million, respectively. These amounts are included in “Accrued interest and operating lease income receivable, net” on the Company’s consolidated balance sheets.

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, in effect as of June 30, 2026, are as follows by year ($ in thousands):

Year	Amount
2026 (remaining six months)	$2,034
2027	1,380
2028	13
2029	—
2030	—
Thereafter	—

Note 5—Land and Development

The Company’s land and development assets were comprised of the following ($ in thousands):

	As of
	June 30,	December 31,
	2026	2025
Land and land development, at cost	$112,040	$123,280
Less: accumulated depreciation	(10,651)	(10,444)
Total land and development, net	$101,389	$112,836

Dispositions— During the three and six months ended June 30, 2026, the Company recognized land development revenue of $1.2 million and $1.5 million, respectively, as variable consideration received in connection with a prior sale from its land and development portfolio. The variable consideration is based on the current owner’s sale activity from the land parcel and is recognized in revenue as earned upon actual sales occurring due to uncertainty around the extent and timing of such sales. During the three months ended June 30, 2025, the Company sold land parcels and residential lots and units and recognized land development revenue of $26.6 million and land development cost of sales of $18.5 million from its land and development portfolio. During the six months ended June 30, 2026 and 2025, the Company sold land parcels and residential lots and units and recognized land development revenue of $10.7 million and $31.8 million, respectively, and land development cost of sales of $9.3 million and $25.3 million, respectively, from its land and development portfolio.

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

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

had no expected member-related economics. The Company controlled all decision-making of the Venture until March 2026 when the mezzanine loan was repaid.

At closing, the Company determined that the Venture (and its consolidated subsidiaries developing the Project) was a VIE for which the Company was the primary beneficiary and thus consolidated it under ASC 810. As a result, for accounting purposes, the Project was recorded on the Company’s consolidated financial statements and the mezzanine loan eliminated in consolidation prior to the mezzanine loan being repaid. The Company deconsolidated the Venture in March 2026 when the mezzanine loan was repaid in full and the Company’s senior loan guaranties were released by the lender. The Company recorded $10.6 million of land development revenue, excluding $2.4 million of related accrued interest, and $9.2 million of land development cost of sales in its consolidated statement of operations when the mezzanine loan was repaid in full in March 2026, which represented the Company’s sale of land to the Venture. The Company recorded a $0.4 million loss on deconsolidation which is recorded in “Other expense” in the Company’s consolidated statement of operations.

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company’s loans receivable and other lending investments by class ($ in thousands): (1)

	As of
	June 30, 2026	December 31, 2025
Loans
Senior mortgages	$—	$3,050
Subordinate mortgages	16,901	16,337
Subtotal - gross carrying value of loans	16,901	19,387
Other lending investments
Available-for-sale debt securities	46,080	25,286
Subtotal - other lending investments	46,080	25,286
Total gross carrying value of loans receivable and other lending investments	62,981	44,673
Allowance for loan losses	(503)	(578)
Total loans receivable and other lending investments, net	$62,478	$44,095
(1)	As of June 30, 2026 and December 31, 2025, accrued interest was $1.3 million and $1.1 million, respectively, and is recorded in “Accrued interest and operating lease income receivable, net” on the Company’s consolidated balance sheets. During the three and six months ended June 30, 2026 and 2025, the Company did not reverse any accrued interest on its loan portfolio.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Allowance for Loan Losses—Changes in the Company’s general allowance for loan losses were as follows for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

Three Months Ended June 30, 2026
Allowance for loan losses at beginning of period	$497
Provision for (recovery of) loan losses(1)	6
Allowance for loan losses at end of period	$503

Three Months Ended June 30, 2025
Allowance for loan losses at beginning of period	$981
Provision for (recovery of) loan losses(1)	25
Allowance for loan losses at end of period	$1,006
(1)	During the three months ended June 30, 2026 and 2025, the Company recorded a provision for (recovery of) loan losses of $6 thousand and $25 thousand, respectively, in its consolidated statements of operations. The provision in 2026 was primarily the result of a non-cash funding on one of the Company’s loans. The provision for loan losses in 2025 was primarily the result of an additional funding on one of the Company’s loans.

Six Months Ended June 30, 2026
Allowance for loan losses at beginning of period	$578
Provision for (recovery of) loan losses(1)	425
Charge-offs	(500)
Allowance for loan losses at end of period	$503

Six Months Ended June 30, 2025
Allowance for loan losses at beginning of period	$1,118
Provision for (recovery of) loan losses(1)	(112)
Allowance for loan losses at end of period	$1,006
(1)	During the six months ended June 30, 2026 and 2025, the Company recorded a provision for (recovery of) loan losses of $0.4 million and ($0.1) million, respectively, in its consolidated statements of operations. The provision in 2026 was primarily the result of a charge-off on one of the Company’s loans that was repaid in the first quarter of 2026. The recovery of loan losses in 2025 was primarily the result of a $3.0 million repayment on one of the Company’s loans.

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

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

As of June 30, 2026 and December 31, 2025, all of the Company’s loans were current in their payment status and had a risk rating of 3.

Other lending investments—Other lending investments includes the following securities ($ in thousands):

			Net		Net
		Amortized	Unrealized	Estimated	Carrying
	Face Value	Cost Basis	Gain (Loss)	Fair Value	Value
As of June 30, 2026
Available-for-sale securities
Municipal debt securities(1)	$45,745	$45,745	$335	$46,080	$46,080
Total	$45,745	$45,745	$335	$46,080	$46,080
As of December 31, 2025
Available-for-Sale Securities
Municipal debt securities(1)	$25,710	$25,710	$(424)	$25,286	$25,286
Total	$25,710	$25,710	$(424)	$25,286	$25,286

(1)	As of June 30, 2026, the Company had four available-for-sale securities with an aggregate $0.9 million unrealized gain and seven available-for-sale securities with an aggregate fair value of $14.9 million and an aggregate unrealized loss of $0.5 million, all of which were in an unrealized loss position for more than 12 months. As of December 31, 2025, the Company had one available-for-sale security with an unrealized gain of $0.3 million and nine available-for-sale securities with an aggregate fair value of $18.9 million and an aggregate unrealized loss of $0.7 million, of which five of these securities with an aggregate fair value of $10.6 million and an aggregate unrealized loss of $0.6 million were in an unrealized loss position for more than 12 months. The Company has determined that the unrealized losses were not the result of a credit impairment and expects to collect all amounts due from estimated future cash flows.

As of June 30, 2026, the contractual maturities of the Company’s securities were as follows ($ in thousands):

	Amortized	Estimated
	Cost Basis	Fair Value
Maturities
Within one year	$—	$—
After one year through 5 years	—	—
After 5 years through 10 years	—	—
After 10 years	45,745	46,080
Total	$45,745	$46,080

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments

The Company’s “other investments” is its investment in Safehold Inc. (“Safe”). Safe is a publicly-traded company that acquires, owns, manages, finances and capitalizes ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). As of June 30, 2026, the Company owned approximately 13.5 million shares, or 19.0%, of Safe’s outstanding common stock.

As of June 30, 2026, the Company’s investment in Safe had a market value of $212.3 million based on the closing price of $15.70 on June 30, 2026. The Company does not have significant influence over Safe and accounts for its investment in Safe as an equity investment under ASC 321 – Investments – Equity Securities (“ASC 321”), which requires that the Company adjust its investment in Safe to fair value through income at each reporting period. As such, the Company recognized an “Unrealized gain (loss) on equity investment” in its consolidated statements of operations of $29.3 million and ($42.7) million, respectively, for the three months ended June 30, 2026 and 2025 and $27.2 million and ($39.5) million, respectively, for the six months ended June 30, 2026 and 2025.

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

The Management Agreement has an annual term that automatically renews on March 31 of each year. The Company pays a fixed cash management fee and reimburses the Manager for third party expenses incurred in connection with its services. The Company paid the Manager management fees of $25.0 million for the annual term ended March 31, 2024, $15.0 million for the annual term ended March 31, 2025 and $10.0 million for the annual term ended March 31, 2026. The annual fee declined to $7.5 million in the current annual term and adjusts to 2.0% of the gross book value of the Company’s assets, excluding the Safe Shares, after the current term. During the three months ended June 30, 2026 and 2025, the Company recorded $1.9 million and $2.5 million, respectively, of management fees to the Manager. During the six months ended June 30, 2026 and 2025, the Company recorded $4.4 million and $6.3 million, respectively, of management fees to the Manager.

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

Safe Credit Facility—Refer to Note 9 for additional information on the Safe Credit Facility.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	June 30, 2026	December 31, 2025
Other assets(1)	$8,191	$8,037
Operating lease right-of-use assets(2)	219	457
Restricted cash	17,993	17,094
Other receivables	1,291	1,042
Leasing costs, net	17	42
Intangible assets, net(3)	76	102
Deferred expenses and other assets, net	$27,787	$26,774
(1)	As of June 30, 2026 and December 31, 2025, other assets primarily includes prepaid expenses and dividends receivable from Safe.
(2)	Right-of use lease assets initially equal the lease liability. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s consolidated statements of operations. During the three months ended June 30, 2026 and 2025, the Company recognized $0.1 million and $0.1 million, respectively, in “Real estate expense” in its consolidated statements of operations relating to operating leases. During the six months ended June 30, 2026 and 2025, the Company recognized $0.2 million and $0.2 million, respectively, in “Real estate expense” in its consolidated statements of operations relating to operating leases.
(3)	Intangible assets, net includes above market and in-place lease assets related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $0.3 million and $0.2 million as of June 30, 2026 and December 31, 2025, respectively. These intangible lease assets are amortized over the remaining term of the lease. As of June 30, 2026, the weighted average remaining amortization period for the Company’s intangible assets was approximately 0.8 years.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2026	December 31, 2025
Other liabilities(1)	$11,087	$28,300
Accrued expenses	4,918	6,676
Operating lease liabilities (see table above)	399	634
Accounts payable, accrued expenses and other liabilities	$16,404	$35,610
(1)	As of June 30, 2026, “Other liabilities” includes $3.1 million of deferred income and liabilities, $3.4 million of management fees and other payables due Safe and $3.4 million of other payables related to real estate properties. During the three and six months ended June 30, 2026, the Company recognized $14.4 million of “Income from sales of real estate” in the Company’s consolidated statements of operations resulting from the recognition of a sale of an asset upon the expiration of a lease as the Company surrendered the property to a local municipality. As part of this sale, the Company derecognized $16.9 million of deferred income. As of December 31, 2025, “Other liabilities” includes $20.7 million of deferred income and liabilities, $3.6 million of management fees due Safe and $2.8 million of other payables related to real estate properties.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net

The Company’s debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated	Scheduled
	June 30, 2026	December 31, 2025	Interest Rates	Maturity Date(1)
Debt obligations:
Safe Credit Facility	$115,000	$115,000	8.00%	March 2028
Margin Loan Facility(2)	94,524	91,087	SOFR plus 3.50%	March 2028
Senior Construction Mortgage Loan(3)	—	64,270	—	—
Total debt obligations	209,524	270,357
Debt discounts and deferred financing costs, net	(686)	(1,636)
Total debt obligations, net(4)	$208,838	$268,721
(1)	Represents the extended maturity date.
(2)	The Company has the option to pay interest in kind (“PIK”) on its quarterly interest payments and such PIK is added to the principal balance on the Margin Loan Facility. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which the Company makes a PIK election.
(3)	Refer to Note 5.
(4)	During the three months ended June 30, 2026 and 2025, the Company capitalized interest expense on qualifying real estate assets of $0.2 million and $1.4 million, respectively. During the six months ended June 30, 2026 and 2025, the Company capitalized interest expense on qualifying real estate assets of $0.3 million and $2.5 million, respectively.

Future Scheduled Maturities—As of June 30, 2026, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

2026 (remaining six months)	$—
2027	—
2028	209,524
2029	—
2030	—
Thereafter	—
Total principal maturities	209,524
Unamortized discounts and deferred financing costs, net	(686)
Total debt obligations, net	$208,838

Safe Credit Facility—In connection with the Spin-Off, on March 31, 2023, the Company, as borrower, entered into a credit agreement with Safe for a secured term loan with an outstanding principal amount of $115.0 million, plus up to $25.0 million in incremental borrowing capacity for specified purposes (as amended from time to time, the "Safe Credit Facility"). On March 28, 2025, the Company and Safe entered into an amendment to the Safe Credit Facility that, among other things, extended the maturity date by one year to March 31, 2028, provides that the $25.0 million in incremental borrowing capacity under the facility may be re-drawn for permitted purposes and permitted the Company to repurchase up to $10.0 million of its shares pursuant to its share repurchase program (refer to Note 12).

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

During the three months ended June 30, 2026 and 2025, the Company incurred $2.4 million and $2.4 million, respectively, of interest expense gross of amounts capitalized on the Safe Credit Facility, which is included in “Interest expense” in the Company’s consolidated statements of operations. During the six months ended June 30, 2026 and 2025,

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

the Company incurred $4.7 million and $4.7 million, respectively, of interest expense gross of amounts capitalized on the Safe Credit Facility, which is included in “Interest expense” in the Company’s consolidated statements of operations.

Margin Loan Facility—On March 31, 2023, STAR Investment Holdings SPV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company ("STAR SPV"), as borrower, entered into a margin loan agreement providing for a three-year, $140.0 million senior secured margin loan facility (as amended from time to time, the "Margin Loan Facility"), with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. LLC, as calculation agent, and Morgan Stanley Bank, N.A., as initial lender. The Margin Loan Facility is secured by a first priority pledge of the Safe Shares and has a principal balance of $94.5 million as of June 30, 2026. On March 28, 2025, the Company entered into an amendment to the Margin Loan Facility that, among other things, extended the maturity date from March 2026 to March 2028, increased the interest rate by 50 basis points, provides for an additional $15.8 million delayed-draw capital commitment from the lender (in addition to the outstanding principal balance on that date) and eased certain collateral posting and release triggers from then existing levels.

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

As of June 30, 2026, the Company was in compliance with all of its financial covenants.

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

Star Holdings

Notes to Consolidated Financial Statements (Continued)

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

All of the Company’s real estate and assets collateralizing its loans receivable are located in the United States. As of June 30, 2026, the Company’s portfolio contains concentrations in the following property types: entertainment/leisure, land and development, hotel, retail and the Safe Shares.

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

Note 12—Equity

Common Stock—On March 31, 2023, in connection with the Spin-Off,  iStar distributed 100% of the common shares of beneficial interest in the Company to holders of common stock of iStar ("iStar Common Stock") by way of a pro rata distribution of 0.153 common shares of the Company for each outstanding share of iStar Common Stock held on the record date of the distribution.  As of June 30, 2026, the Company has one class of common stock with 12,081,333 shares outstanding.

Accumulated Other Comprehensive Income (Loss)— “Accumulated other comprehensive income (loss)” reflected in the Company’s shareholders’ equity is comprised of unrealized gains or losses on the Company’s available-for-sale securities.

Share Repurchase Program—The Company initiated a share repurchase program in March 2025 that permitted the Company to repurchase up to $10.0 million of its common shares in open market purchases, privately negotiated transactions or otherwise, including pursuant to one or more trading plans. Any such purchases were subject to market and pricing conditions, applicable law and other factors deemed relevant in the Company's sole discretion. During the six months ended June 30, 2026, the Company repurchased 0.2 million shares of its outstanding common stock for $2.0 million, representing an average cost of $8.43 per share, including fees. As of June 30, 2026, the Company utilized the full authorization under this share repurchase program.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Earnings Per Share

The following table presents a reconciliation of income from operations used in the basic and diluted earnings per share (“EPS”) calculations ($ in thousands, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$41,460	$(39,721)	$27,002	$(47,767)
Net (income) loss from operations attributable to noncontrolling interests	(12)	413	4,189	855
Net income (loss) allocable to common shareholders	$41,448	$(39,308)	$31,191	$(46,912)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) allocable to common shareholders	$41,448	$(39,308)	$31,191	$(46,912)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	12,081	13,311	12,106	13,315

Basic and diluted earnings per common share:
Net income (loss) allocable to common shareholders	$3.43	$(2.95)	$2.58	$(3.52)

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

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The following fair value hierarchy table summarizes the Company’s assets recorded at fair value on a recurring basis by the above categories as of June 30, 2026 and December 31, 2025 ($ in thousands):

	Fair Value Using
		Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2026
Available-for-sale debt securities(1)	$46,080	$—	$—	$46,080
Other investments (refer to Note 7)	212,306	212,306	—	—

As of December 31, 2025
Available-for-sale debt securities(1)	$25,286	$—	$—	$25,286
Other investments (refer to Note 7)	185,125	185,125	—	—
(1)	The fair value of the Company’s available-for-sale debt securities are based upon unadjusted third-party broker quotes and are classified as Level 3.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company’s consolidated balance sheets for the six months ended June 30, 2026 and 2025 ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Beginning balance	$25,286	$15,376
Repayments	(250)	(45)
Purchases	20,285	—
Unrealized gain (loss) recorded in other comprehensive income (loss)	759	(1,091)
Ending balance	$46,080	$14,240

Fair values of financial instruments—The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of June 30, 2026		As of December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Loans receivable and other lending investments, net(1)	$62	$61	$44	$43
Cash(2)	35	35	50	50
Restricted cash(2)	18	18	17	17

Liabilities
Debt obligations, net(1)	209	213	269	272
(1)	The fair value of the Company’s loans receivable and other lending investments, net and debt obligations are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and restricted cash approximated their fair values. Restricted cash is recorded in “Deferred expenses and other assets, net” on the Company’s balance sheet. The fair value of the Company’s cash and restricted cash are classified as Level 1 within the fair value hierarchy.

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

Our Development Portfolio

Asbury Park Waterfront

We are the managing member in Asbury Partners, LLC, which is the joint venture that owns the Asbury Park Waterfront investment. The aggregate carrying value of the Asbury Park Waterfront investment was approximately $120.9 million as of June 30, 2026.

The Asbury Park Waterfront investment includes the following:

●	Asbury Ocean Club Surfside Resort and Residences: a 16-story mixed use project featuring 130 residential condominium units, a 54-key luxury boutique hotel, 24,000 square feet of retail space, 410 structured parking spaces and a 15,000 square foot gym and spa amenity area. The property was completed in 2019. The hotel is managed by a third party. As of June 30, 2026, all residential condominium units have been sold.
●	The Asbury: a 110-key independent boutique hotel with indoor and outdoor event spaces, and a rooftop bar. The hotel was completed in 2016 and is managed by a third party.
●	Asbury Lanes: a 12,000 square foot music and entertainment venue. The venue was completed in 2018, is connected to The Asbury and managed by a third party.

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

Magnolia Green

Magnolia Green is an approximately 1,900 acre multi-generational master planned residential community that is entitled for 3,550 single and multifamily dwelling units and approximately 193 acres of land for commercial development. The community is located 19 miles southwest of Richmond, Virginia and offers distinct phases designed for people in different life stages, from first home buyers to empty nesters in single family and townhomes built by the area’s top homebuilders. The project is anchored by the Magnolia Green Golf Club, a semi-private 18-hole Nicklaus Design championship golf course with full-service clubhouse and driving range. There are also numerous community amenities, including the Aquatic Center, featuring multiple pools and a snack bar, Arbor Walk, featuring a junior Olympic competition pool, water slide and sports courts, the Tennis Center, featuring tennis and pickleball courts and a pro shop, and miles of paved trails. The aggregate carrying value of our Magnolia Green assets as of June 30, 2026 was $33.0 million.

As of June 30, 2026, 2,240 residential lots have been sold to homebuilders. We anticipate selling our remaining residential lots to homebuilders either upon completion of horizontal lot development or in bulk as unimproved lots. We currently expect such sales to occur over the next two years; however, it could take substantially longer. We anticipate selling the golf course operations to a third party upon completion of residential lot sellout. There can be no assurance, however, that these sales will be completed.

Our Monetizing Portfolio

As of June 30, 2026, we owned assets that we expect to monetize primarily through asset sales, loan repayments or active asset management. These assets had an aggregate carrying value of approximately $77.0 million and were comprised primarily of loans and other lending investments, operating properties, land and other assets. Summarized information regarding these assets is set forth below.

Loans and other lending investments.   The loans and other lending investments included in our monetizing portfolio as of June 30, 2026 includes one loan with a carrying value of $16.4 million and 11 available-for-sale debt securities with an aggregate carrying value of $46.1 million.

Land.   The land asset included in our portfolio as of June 30, 2026 has a carrying value of approximately $14.4 million. Our general strategy is to seek to sell the land to third party developers.

Other.   The remainder of the monetizing assets primarily consist of one property that was leased to us under a short term lease which had a carrying value of $0.1 million as of June 30, 2026 and a group of loans and equity interests that are recorded as having no carrying value in our financial statements. Our general strategy is to monetize the leased asset, although we may hold it until lease expiration. For the assets with no carrying value, we may seek to sell these assets but can give no assurance that we will recover any value from them

Investment in Safe.   In addition to the assets described above, we also own the Safe Shares which had a fair value of $212.3 million based on the closing price of $15.70 as of June 30, 2026. Our Margin Loan Facility is collateralized by the Safe Shares as of the date of this filing. The net proceeds from the sale of any Safe Shares must be applied in accordance with the terms of the Margin Loan Facility.

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

Results of Operations for the Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025

	For the Three Months Ended
	June 30,
	2026	2025	$ Change

	(in thousands)
Operating lease income	$2,443	$1,855	$588
Interest income	1,046	1,089	(43)
Other income	14,657	12,504	2,153
Land development revenue	1,215	26,606	(25,391)
Total revenue	19,361	42,054	(22,693)
Interest expense	4,076	3,956	120
Real estate expense	14,055	12,348	1,707
Land development cost of sales	—	18,505	(18,505)
Depreciation and amortization	856	952	(96)
General and administrative	2,616	3,255	(639)
Provision for (recovery of) loan losses	6	25	(19)
Other expense	1	2	(1)
Total costs and expenses	21,610	39,043	(17,433)
Unrealized gain (loss) on equity investment	29,344	(42,732)	72,076
Income from sales of real estate	14,365	—	14,365
Net income (loss)	$41,460	$(39,721)	$81,181

Revenue—Operating lease income, which primarily includes income from commercial operating properties, was $2.4 million and $1.9 million, respectively, during the three months ended June 30, 2026 and 2025. The increase in 2026 was due primarily to an increase in percentage rent at one property and an increase in revenues at an entertainment venue, which was partially offset by a lease expiration in December 2025.

Interest income decreased to $1.0 million for the three months ended June 30, 2026 from $1.1 million for the same period in 2025. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans and other lending investments due to loan repayments.

Other income increased to $14.7 million during the three months ended June 30, 2026 from $12.5 million for the same period in 2025. Other income consists primarily of dividend income from our investment in Safe and income from our hotel properties and other operating properties, including Asbury Lanes and the Magnolia Green Golf Club, and other ancillary income. The increase in other income in 2026 was due primarily to $2.5 million related to a legal settlement with respect to one of iStar’s (refer to Note 1 to the consolidated financial statements) legacy assets. This amount was recorded upon settlement due to uncertainty regarding collectability of the funds and represents the gross amount of the settlement.

Land development revenue and cost of sales—During the three months ended June 30, 2026, we recognized land development revenue of $1.2 million as variable consideration received in connection with a prior sale from our land and development portfolio. The variable consideration is based on the current owner’s sale activity from the land parcel and is recognized in revenue as earned upon actual sales occurring due to uncertainty around the extent and timing of such sales. During the three months ended June 30, 2025, we sold residential lots and recognized land development revenue of $26.6 million which had associated cost of sales of $18.5 million. The decrease in 2026 was primarily due to a bulk sale at our Asbury properties and lot sales at our Magnolia Green property in 2025. As we execute future sales and have fewer remaining residential and development assets, we expect our land development revenue will decline. The timing and amount of such sales cannot be predicted with certainty.

Costs and expenses—For the three months ended June 30, 2026, we incurred $2.3 million of interest expense on the Safe Credit Facility and $1.8 million of interest expense on our Margin Loan Facility, net of amounts capitalized. We may elect to pay interest in kind ("PIK") on the Margin Loan Facility in respect of certain quarterly interest payments and such PIK has been added to the principal balance on the Margin Loan Facility. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which we make a PIK election. For the three months ended June 30, 2025, we incurred $2.2 million of interest expense on the Safe Credit Facility and $1.7 million of interest expense on our Margin Loan Facility, net of amounts capitalized.

Real estate expense was $14.1 million during the three months ended June 30, 2026 and $12.3 million for the same period in 2025. Real estate expense typically includes expenses at our hotel and retail operating properties and land properties. The increase in 2026 was due primarily to $1.2 million of expense related to a legal settlement with respect to one of iStar’s (refer to Note 1) legacy assets and an increase in expense at an entertainment venue. This amount was recorded upon settlement due to uncertainty regarding payment, which was contingent on the settlement.

Depreciation and amortization was $0.9 million during the three months ended June 30, 2026 and $1.0 million for the same period in 2025. The decrease in 2026 was due primarily to certain assets at a property being fully depreciated.

During the three months ended June 30, 2026, we incurred $2.6 million of general and administrative expense, primarily resulting from management fees to Safe and director costs. The annual management fee payable to our Manager under the Management Agreement declined from $15.0 million to $10.0 million for the third annual term of the Management Agreement which ended on March 31, 2026, and further declined to $7.5 million for the annual term ending March 31, 2027. During the three months ended June 30, 2025, we incurred $3.3 million of general and administrative expense, primarily resulting from management fees to Safe and director fees. The decrease in 2026 was due primarily to a decrease in management fees.

The provision for loan losses was $6 thousand for the three months ended June 30, 2026 as compared to a provision for loan losses of $25 thousand for the same period in 2025.

Unrealized gain (loss) on equity investment represents the unrealized gain or loss on our Safe Shares. We account for our Safe Shares as an equity investment under ASC 321, which requires that we adjust our investment in the Safe Shares to fair value through income at each reporting period. The unrealized gain for the three months ended June 30, 2026 represents the difference between the fair value of our investment in the Safe Shares as of June 30, 2026 and March 31, 2026. The unrealized loss for the three months ended June 30, 2025 represents the difference between the fair value of our investment in the Safe Shares as of June 30, 2025 and March 31, 2025.

Income from sales of real estate for the three months ended June 30, 2026 resulted from the recognition of a sale of an asset from our monetizing portfolio. This sale was recognized in connection with the expiration of a lease as we surrendered the property back to a local municipality. Income recognized was primarily comprised of previously deferred income that was included in “Accounts payable, accrued expenses and other liabilities” in our consolidated balance sheets.

Results of Operations for the Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

	For the Six Months Ended June 30,
	2026	2025	$ Change

	(in thousands)
Operating lease income	$4,480	$3,709	$771
Interest income	1,543	2,188	(645)
Other income	22,048	18,993	3,055
Land development revenue	12,229	31,788	(19,559)
Total revenue	40,300	56,678	(16,378)
Interest expense	10,164	7,719	2,445
Real estate expense	25,561	22,042	3,519
Land development cost of sales	9,342	25,332	(15,990)
Depreciation and amortization	3,084	1,929	1,155
General and administrative	5,902	7,972	(2,070)
Provision for (recovery of) loan losses	425	(112)	537
Other expense	366	7	359
Total costs and expenses	54,844	64,889	(10,045)
Unrealized gains (losses) on equity investments	27,181	(39,486)	66,667
Income from sales of real estate	14,365	—	14,365
Loss on early extinguishment of debt, net	—	(70)	70
Net income (loss)	$27,002	$(47,767)	$74,769

Revenue—Operating lease income, which primarily includes income from commercial operating properties, was $4.5 million and $3.7 million, respectively, during the six months ended June 30, 2026 and 2025. The increase in 2026 was due primarily to one property beginning operations in September 2025 and an increase in revenues at an entertainment venue, which was partially offset by a lease expiration in December 2025.

Interest income decreased to $1.5 million for the six months ended June 30, 2026 from $2.2 million for the same period in 2025. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans and other lending investments due to loan repayments.

Other income increased to $22.0 million during the six months ended June 30, 2026 from $19.0 million for the same period in 2025. Other income consists primarily of dividend income from our investment in Safe and income from our hotel properties and other operating properties, including Asbury Lanes and the Magnolia Green Golf Club, and other ancillary income. The increase in other income in 2026 was due primarily to $3.5 million related to a legal settlement with respect to one of iStar’s (refer to Note 1 to the consolidated financial statements) legacy assets. This amount was recorded upon settlement due to uncertainty regarding collectability of the funds and represents the gross amount of the settlement.

Land development revenue and cost of sales—During the six months ended June 30, 2026, we recognized land development revenue of $1.5 million as variable consideration received in connection with a prior sale from our land and development portfolio. The variable consideration is based on the current owner’s sale activity from the land parcel and is recognized in revenue as earned upon actual sales occurring due to uncertainty around the extent and timing of such sales. During the six months ended June 30, 2026, we sold residential lots and units and recognized land development revenue of $10.7 million which had associated cost of sales of $9.3 million. During the six months ended June 30, 2025, we sold residential lots and recognized land development revenue of $31.8 million which had associated cost of sales of $25.3 million. The decrease in 2026 was primarily due to a decrease in lot sales at our Magnolia Green property. As we execute future sales and have fewer remaining residential and development assets, we expect our land development revenue will decline. The timing and amount of such sales cannot be predicted with certainty.

Costs and expenses—For the six months ended June 30, 2026, we incurred $4.6 million of interest expense on the Safe Credit Facility, $3.5 million of interest expense on our Margin Loan Facility, net of amounts capitalized and $2.1 million on the Loan (refer to Note 9 to the consolidated financial statements). We may elect to pay interest in kind ("PIK") on the Margin Loan Facility in respect of certain quarterly interest payments and such PIK has been added to the principal balance on the Margin Loan Facility. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which we make a PIK election. For the six months ended June 30, 2025, we incurred $4.4 million of interest expense on the Safe Credit Facility and $3.3 million of interest expense on our Margin Loan Facility, net of amounts capitalized.

Real estate expense was $25.6 million during the six months ended June 30, 2026 and $22.0 million for the same period in 2025. Real estate expense typically includes expenses at our hotel and retail operating properties and land properties. The increase in 2026 was due primarily to one property beginning operations in September 2025, an increase in expense at an entertainment venue in 2026 and $1.7 million of expense related to a legal settlement with respect to one of iStar’s (refer to Note 1) legacy assets. This amount was recorded upon settlement due to uncertainty regarding payment, which was contingent on the settlement.

Depreciation and amortization was $3.1 million during the six months ended June 30, 2026 and $1.9 million for the same period in 2025. The increase in 2026 was due primarily to one property beginning operations in September 2025.

During the six months ended June 30, 2026, we incurred $5.9 million of general and administrative expense, primarily resulting from management fees to Safe and director costs. The annual management fee payable to our Manager under the Management Agreement declined from $15.0 million to $10.0 million for the third annual term of the Management Agreement which ended on March 31, 2026, and further declined to $7.5 million for the annual term ending March 31, 2027. During the six months ended June 30, 2025, we incurred $8.0 million of general and administrative expense, primarily resulting from management fees to Safe and director fees. The decrease in 2026 was due primarily to a decrease in management fees.

The provision for loan losses was $0.4 million for the six months ended June 30, 2026 as compared to a recovery of loan losses of $0.1 million for the same period in 2025. The provision for loan losses for the six months ended June 30, 2026 resulted primarily from a $0.5 million charge-off on a loan that was repaid. The recovery of loan losses for the six months ended June 30, 2025 resulted primarily from a net decrease in the balance of our loan portfolio during the period and an improving economic forecast.

Other expense was $0.4 million during the six months ended June 30, 2026 and $7 thousand for the same period in 2025. Other expense for the six months ended June 30, 2026 resulted primarily from a loss on deconsolidation of a venture (refer to Note 5 to the consolidated financial statements).

Unrealized gain (loss) on equity investment represents the unrealized gain or loss on our Safe Shares. We account for our Safe Shares as an equity investment under ASC 321, which requires that we adjust our investment in the Safe Shares to fair value through income at each reporting period. The unrealized gain for the six months ended June 30, 2026 represents the difference between the fair value of our investment in the Safe Shares as of June 30, 2026 and December 31, 2025. The unrealized loss for the six months ended June 30, 2025 represents the difference between the fair value of our investment in the Safe Shares as of June 30, 2025 and December 31, 2024.

Income from sales of real estate for the six months ended June 30, 2026 resulted from the recognition of a sale of an asset from our monetizing portfolio. This sale was recognized in connection with the expiration of a lease as we surrendered the property back to a local municipality. Income recognized was primarily comprised of previously deferred income that was included in “Accounts payable, accrued expenses and other liabilities” in our consolidated balance sheets.

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

The following table outlines our cash flows from operating activities, cash flows from investing activities and cash flows from financing activities for the six months ended June 30, 2026 and 2025 ($ in thousands):

	For the Six Months Ended June 30,
	2026	2025

Cash flows provided by (used in) operating activities	$(11,230)	$(8,966)
Cash flows provided by (used in) investing activities	(5,793)	(4,403)
Cash flows provided by (used in) financing activities	2,658	23,710

The increase in cash flows used in operating activities during 2026 was due primarily to a real estate property beginning operations in the second half of 2025. The increase in cash flows used in investing activities during 2026 was due primarily to the purchase of other lending investments, a decrease in proceeds received from sales of land and development assets and the deconsolidation of a venture in 2026, which was partially offset by a decrease in capital expenditures. The decrease in cash flows provided by financing activities during 2026 was due primarily to a net decrease in borrowings on debt obligations and the repurchase of common stock in 2026.

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

As of June 30, 2026, we were in compliance with all of our financial covenants.

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

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$417
-50 Basis Points	209
-10 Basis Points	42
Base Interest Rate	—
+10 Basis Points	(42)
+50 Basis Points	(209)
+100 Basis Points	(417)
(1)	As of June 30, 2026, we had $94.5 million principal amount of floating-rate debt obligations outstanding and $52.8 million of cash and restricted cash.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended June 30, 2026.

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

Star Holdings Registrant

Date:	August 7, 2026	/s/ JAY SUGARMAN
Jay Sugarman
Chief Executive Officer (principal executive officer)

Star Holdings Registrant
Date:	August 7, 2026	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial officer)