Form 10-Q
period 2026-09-30
Star Holdings
filed 2026-11-06
CIK 1953366

Consolidate

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2026
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

As of November 5, 2026, there were 12,081,333 shares, $0.001 par value per share, of Star Holdings common stock outstanding.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements

Star Holdings

Consolidated Balance Sheets

(In thousands, except per share data)(1)

(unaudited)

	As of
	September 30,	December 31,
	2026	2025
ASSETS
Real estate
Real estate, at cost	$95,506	$179,062
Less: accumulated depreciation	(28,945)	(29,713)
Real estate, net	66,561	149,349
Land and development, net	91,040	112,836
Loans receivable and other lending investments, net ($521 and $578 of allowances as of September 30, 2026 and December 31, 2025, respectively)	16,668	44,095
Other investments	159,162	185,125
Cash	63,568	50,078
Accrued interest and operating lease income receivable, net	841	1,508
Deferred operating lease income receivable, net	209	432
Deferred expenses and other assets, net	16,923	26,774
Total assets	$414,972	$570,197
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities(2)	$18,923	$35,610
Debt obligations, net	158,531	268,721
Total liabilities	177,454	304,331
Commitments and contingencies (refer to Note 10)
Equity:
Star Holdings shareholders' equity:
Common Stock, $0.001 par value, 200,000 shares authorized, 12,081 and 12,318 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	12	12
Additional paid-in capital	597,625	599,623
Accumulated deficit	(361,386)	(347,445)
Accumulated other comprehensive income (loss)	—	(424)
Star Holdings shareholders' equity	236,251	251,766
Noncontrolling interests	1,267	14,100
Total equity	237,518	265,866
Total liabilities and equity	$414,972	$570,197
(1)	Refer to Note 2 for details on the Company’s consolidated variable interest entities (“VIEs”).
(2)	As of September 30, 2026 and December 31, 2025, includes $5.5 million and $3.6 million, respectively, of management fees and other payables due to Safe (refer to Note 1).

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Operating lease income	$1,700	$1,765	$6,180	$5,474
Interest income	894	1,194	2,437	3,382
Other income(1)	16,378	23,492	38,426	42,485
Land development revenue	20,958	1,657	33,188	33,445
Total revenues	39,930	28,108	80,231	84,786
Costs and expenses:
Interest expense(2)	4,112	4,700	14,275	12,419
Real estate expense(1)	12,791	15,566	38,352	37,608
Land development cost of sales	15,333	2,186	24,676	27,518
Depreciation and amortization	790	1,093	3,875	3,022
General and administrative(3)	2,652	3,333	8,554	11,305
Provision for (recovery of) loan losses	18	7	443	(105)
Other expense	679	2	1,045	8
Total costs and expenses	36,375	26,887	91,220	91,775
Unrealized gains (losses) on equity investments	(53,144)	(947)	(25,963)	(40,433)
Realized gain on sale of available-for-sale securities	4,502	—	4,502	—
Income from sales of real estate	—	—	14,365	—
Income (loss) from operations before other items	(45,087)	274	(18,085)	(47,422)
Loss on early extinguishment of debt, net	—	—	—	(70)
Net income (loss)	(45,087)	274	(18,085)	(47,492)
Net (income) loss from operations attributable to noncontrolling interests	(45)	1,525	4,144	2,379
Net income (loss) allocable to common shareholders	$(45,132)	$1,799	$(13,941)	$(45,113)
Per common share data:
Net income (loss) allocable to common shareholders
Basic and diluted	$(3.74)	$0.14	$(1.15)	$(3.40)

Weighted average number of common shares:
Basic and diluted	12,081	13,169	12,098	13,266
(1)	For the three months ended September 30, 2026 and 2025, includes $10.5 million and $10.0 million, respectively, of revenues from hotel properties. For the nine months ended September 30, 2026 and 2025, includes $19.3 million and $18.0 million, respectively, of revenues from hotel properties. For the nine months ended September 30, 2026, other income and real estate expense include $3.5 million and $1.7 million, respectively, of income and expense related to a legal settlement with respect to one of iStar’s legacy assets (refer to Note 1). For both the three and nine months ended September 30, 2025, other income and real estate expense include $7.0 million and $2.3 million, respectively, of income and expense related to a legal settlement with respect to one of iStar’s legacy assets. These amounts are recorded upon settlement due to uncertainty regarding collectability of the funds. The income represents the gross amount of the settlement and the expense represents legal costs incurred to a third party, which was contingent on the settlement.
(2)	For the three months ended September 30, 2026 and 2025, includes $2.2 million and $2.3 million, respectively, of expense to related parties. For the nine months ended September 30, 2026 and 2025, includes $6.8 million and $6.7 million, respectively, of expense to related parties.
(3)	For the three months ended September 30, 2026 and 2025, includes $1.9 million and $2.5 million, respectively, of management fees incurred to related parties. For the nine months ended September 30, 2026 and 2025, includes $6.3 million and $8.8 million, respectively, of management fees incurred to related parties.

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(45,087)	$274	$(18,085)	$(47,492)
Other comprehensive income:
Reclassification of gains on available-for-sale securities	(335)	—	(335)	—
Unrealized gains (losses) on available-for-sale securities	—	814	759	(277)
Other comprehensive income (loss)	(335)	814	424	(277)
Comprehensive income (loss)	(45,422)	1,088	(17,661)	(47,769)
Comprehensive (income) loss attributable to noncontrolling interests	(45)	1,525	4,144	2,379
Comprehensive income (loss) attributable to common shareholders	$(45,467)	$2,613	$(13,517)	$(45,390)

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Consolidated Statements of Changes in Equity

(In thousands)

(unaudited)

	Common	Additional		Accumulated
	Stock at	Paid-In	Accumulated	Other Comprehensive	Noncontrolling	Total
	Par	Capital	(Deficit)	Income (Loss)	Interests	Equity
Balance as of June 30, 2026	$12	$597,625	$(316,254)	$335	$1,261	$282,979
Net income (loss)	—	—	(45,132)	—	45	(45,087)
Change in accumulated other comprehensive income (loss)	—	—	—	(335)	—	(335)
Change in noncontrolling interests	—	—	—	—	(39)	(39)
Balance as of September 30, 2026	$12	$597,625	$(361,386)	$—	$1,267	$237,518

Balance as of June 30, 2025	$13	$607,434	$(330,108)	$(1,195)	$19,805	$295,949
Net income (loss)	—	—	1,799	—	(1,525)	274
Change in accumulated other comprehensive income (loss)	—	—	—	814	—	814
Repurchase of stock	—	(3,330)	—	—	—	(3,330)
Change in noncontrolling interests	—	—	—	—	(41)	(41)
Balance as of September 30, 2025	$13	$604,104	$(328,309)	$(381)	$18,239	$293,666

Balance as of December 31, 2025	$12	$599,623	$(347,445)	$(424)	$14,100	$265,866
Net income (loss)	—	—	(13,941)	—	(4,144)	(18,085)
Change in accumulated other comprehensive income (loss)	—	—	—	424	—	424
Repurchase of stock	—	(1,998)	—	—	—	(1,998)
Change in noncontrolling interests (refer to Note 5)	—	—	—	—	(8,689)	(8,689)
Balance as of September 30, 2026	$12	$597,625	$(361,386)	$—	$1,267	$237,518

Balance as of December 31, 2024	$13	$607,623	$(283,196)	$(104)	$20,660	$344,996
Net income (loss)	—	—	(45,113)	—	(2,379)	(47,492)
Change in accumulated other comprehensive income (loss)	—	—	—	(277)	—	(277)
Change in noncontrolling interests	—	—	—	—	(42)	(42)
Repurchase of stock	—	(3,519)	—	—	—	(3,519)
Balance as of September 30, 2025	$13	$604,104	$(328,309)	$(381)	$18,239	$293,666

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(18,085)	$(47,492)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for (recovery of) loan losses	443	(105)
Depreciation and amortization	3,875	3,022
Amortization of discounts/premiums and deferred interest on loans, net	(852)	(796)
Amortization of premium, discount and deferred financing costs and paid-in-kind interest on debt obligations, net	(5,653)	6,048
Deferred operating lease income	223	172
Unrealized (gains) losses on equity investments	25,963	40,433
Loss on early extinguishment of debt	—	70
Realized gain on sale of available-for-sale securities	(4,502)	—
Income from sales of real estate	(14,365)	—
Land development revenue (in excess of) cost of sales	(8,512)	(5,927)
Other operating activities, net	482	212
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	580	(259)
Changes in deferred expenses and other assets, net	(550)	943
Changes in accounts payable, accrued expenses and other liabilities	571	21
Cash flows used in operating activities	(20,382)	(3,658)
Cash flows from investing activities:
Originations and fundings of loans receivable and other lending investments, net	(20,285)	(6,120)
Capital expenditures on real estate assets	(756)	(833)
Capital reimbursements (expenditures) on land and development assets, net	(3,829)	(48,017)
Repayments of and principal collections on loans receivable and other lending investments, net	2,800	3,495
Net proceeds from sales of available-for-sale securities	50,247	—
Net proceeds from sales of land and development assets	34,782	33,625
Cash and restricted cash disposed upon deconsolidation of venture (refer to Note 5)	(3,051)	—
Other investing activities, net	247	(464)
Cash flows provided by (used in) investing activities	60,155	(18,314)
Cash flows from financing activities:
Borrowings from debt obligations	4,818	41,055
Repayments of debt obligations	(38,449)	(5,000)
Payment of deferred financing costs	(150)	(216)
Payments of debt prepayment or extinguishment costs	—	(35)
Repurchase of common stock	(1,998)	(3,470)
Other financing activities, net	(12)	(132)
Cash flows provided by (used in) financing activities	(35,791)	32,202
Changes in cash and restricted cash	3,982	10,230
Cash and restricted cash at beginning of period	67,172	45,546
Cash and restricted cash at end of period	$71,154	$55,776

Reconciliation of cash and restricted cash presented on the consolidated statements of cash flows
Cash	$63,568	$40,592
Restricted cash included in deferred expenses and other assets, net	7,586	15,184
Total cash and restricted cash	$71,154	$55,776

The accompanying notes are an integral part of the consolidated financial statements.

Star Holdings

Notes to Consolidated Financial Statements

(unaudited)

Note 1—Business and Organization

Star Holdings is a Maryland statutory trust (the "Company," "Star Holdings," "we" or "us") that was spun-off from iStar Inc. (“iStar”) on March 31, 2023 (the “Spin-Off”). The Company was formed to hold and seek to monetize iStar’s legacy non-ground lease assets. The Company operates its business as one segment that focuses on realizing value for shareholders primarily by generating cash flows through active asset management and sales of its existing loans, operating properties and land and development properties. The Company expects to make certain investments to complete its development assets, but it does not currently expect to make material new investments or acquire material new assets. The Company’s short-term and long-term liquidity requirements include capital expenditures on its development projects, debt service, management fees and expense reimbursements payable to its Manager (refer to Note 7) and operating expenses, among others. The Company expects to meet its short-term liquidity requirements through any cash flows from operations, proceeds from asset sales, borrowings on available debt facilities (refer to Note 9) and unrestricted cash. The Company expects to meet its long-term liquidity requirements through any cash flows from operations and proceeds from asset sales.

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

Consolidated VIEs—The Company consolidates VIEs for which it is considered the primary beneficiary. The liabilities of these VIEs are non-recourse to the Company and can only be satisfied from each VIE’s respective assets. The Company did not have any unfunded commitments related to consolidated VIEs as of September 30, 2026 and December 31, 2025. The following table presents the assets and liabilities of the Company’s consolidated VIEs as of September 30, 2026 and December 31, 2025 ($ in thousands):

	As of
	September 30, 2026	December 31, 2025
ASSETS
Real estate
Real estate, at cost (refer to Note 4 and Note 5)	$92,707	$176,262
Less: accumulated depreciation	(27,775)	(28,658)
Real estate, net	64,932	147,604
Land and development, net	56,363	71,132
Cash	7,903	7,863
Deferred operating lease income receivable, net	7	—
Deferred expenses and other assets, net	6,671	8,524
Total assets	$135,876	$235,123
LIABILITIES
Total liabilities	$8,539	$91,077

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

Note 4—Real Estate

The Company’s real estate assets were comprised of the following ($ in thousands):(1)

	As of
	September 30, 2026	December 31, 2025
Land, at cost	$4,984	$5,570
Buildings and improvements, at cost	90,522	173,492
Less: accumulated depreciation	(28,945)	(29,713)
Real estate, net	$66,561	$149,349
(1)	In March 2026, a real estate asset was deconsolidated when a mezzanine loan provided by the Company was repaid in full and the Company’s senior loan guaranties were released by the lender (refer to Note 5). Additionally, during the nine months ended September 30, 2026, the Company recognized $14.4 million of “Income from sales of real estate” in the Company’s consolidated statements of operations resulting from the recognition of a sale of an asset with a carrying value of $2.6 million upon the expiration of a lease in June 2026 as the Company surrendered the property to a local municipality.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Tenant Reimbursements—The Company receives reimbursements from tenants for certain facility operating expenses including common area costs, insurance, utilities and real estate taxes. Tenant reimbursements were $0.5 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively. Tenant reimbursements were $2.1 million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts are included in “Operating lease income” in the Company’s consolidated statements of operations.

Allowance for Doubtful Accounts—As of September 30, 2026 and December 31, 2025, the allowance for doubtful accounts related to real estate tenant receivables was $0.2 million and $0.2 million, respectively. These amounts are included in “Accrued interest and operating lease income receivable, net” on the Company’s consolidated balance sheets.

Future Minimum Operating Lease Payments—Future minimum operating lease payments to be collected under non-cancelable operating leases, excluding tenant reimbursements of expenses, in effect as of September 30, 2026, are as follows by year ($ in thousands):

Year	Amount
2026 (remaining three months)	$1,133
2027	1,717
2028	13
2029	—
2030	—
Thereafter	—

Note 5—Land and Development

The Company’s land and development assets were comprised of the following ($ in thousands):

	As of
	September 30,	December 31,
	2026	2025
Land and land development, at cost	$101,794	$123,280
Less: accumulated depreciation	(10,754)	(10,444)
Total land and development, net	$91,040	$112,836

Dispositions—During the three and nine months ended September 30, 2026, the Company recognized land development revenue of $1.0 million and $2.5 million, respectively, as variable consideration received in connection with a prior sale from its land and development portfolio. The variable consideration is based on the current owner’s sale activity from the land parcel and is recognized in revenue as earned upon actual sales occurring due to uncertainty around the extent and timing of such sales. During the three months ended September 30, 2026, the Company sold a land parcel and recognized land development revenue of $20.0 million and land development cost of sales of $15.3 million from its land and development portfolio. During the three months ended September 30, 2025, the Company sold land parcels and residential lots and units and recognized land development revenue of $1.7 million and land development cost of sales of $2.2 million from its land and development portfolio. During the nine months ended September 30, 2026 and 2025, the Company sold land parcels and residential lots and units and recognized land development revenue of $30.7 million and $33.4 million, respectively, and land development cost of sales of $24.7 million and $27.5 million, respectively, from its land and development portfolio.

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

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

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

Note 6—Loans Receivable and Other Lending Investments, net

The following is a summary of the Company’s loans receivable and other lending investments by class ($ in thousands): (1)

	As of
	September 30, 2026	December 31, 2025
Loans
Senior mortgages	$—	$3,050
Subordinate mortgages	17,189	16,337
Subtotal - gross carrying value of loans	17,189	19,387
Other lending investments
Available-for-sale debt securities	—	25,286
Subtotal - other lending investments	—	25,286
Total gross carrying value of loans receivable and other lending investments	17,189	44,673
Allowance for loan losses	(521)	(578)
Total loans receivable and other lending investments, net	$16,668	$44,095
(1)	As of September 30, 2026 and December 31, 2025, accrued interest was $0.1 million and $1.1 million, respectively, and is recorded in “Accrued interest and operating lease income receivable, net” on the Company’s consolidated balance sheets. During the three and nine months ended September 30, 2026 and 2025, the Company did not reverse any accrued interest on its loan portfolio.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Allowance for Loan Losses—Changes in the Company’s general allowance for loan losses were as follows for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

Three Months Ended September 30, 2026
Allowance for loan losses at beginning of period	$503
Provision for (recovery of) loan losses(1)	18
Allowance for loan losses at end of period	$521

Three Months Ended September 30, 2025
Allowance for loan losses at beginning of period	$1,006
Provision for (recovery of) loan losses(1)	7
Allowance for loan losses at end of period	$1,013
(1)	During the three months ended September 30, 2026 and 2025, the Company recorded a provision for loan losses of $18 thousand and $7 thousand, respectively, in its consolidated statements of operations. The provision in 2026 was primarily the result of a worsening macroeconomic forecast since June 30, 2026. The provision for loan losses in 2025 was primarily the result of a non-cash funding on one of the Company’s loans.

Nine Months Ended September 30, 2026
Allowance for loan losses at beginning of period	$578
Provision for (recovery of) loan losses(1)	443
Charge-offs	(500)
Allowance for loan losses at end of period	$521

Nine Months Ended September 30, 2025
Allowance for loan losses at beginning of period	$1,118
Provision for (recovery of) loan losses(1)	(105)
Allowance for loan losses at end of period	$1,013
(1)	During the nine months ended September 30, 2026 and 2025, the Company recorded a provision for (recovery of) loan losses of $0.4 million and ($0.1) million, respectively, in its consolidated statements of operations. The provision in 2026 was primarily the result of a charge-off on one of the Company’s loans that was repaid in the first quarter of 2026. The recovery of loan losses in 2025 was primarily the result of a $3.0 million repayment on one of the Company’s loans.

Credit Characteristics—As part of the Company’s process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. Risk ratings, which range from 1 (lower risk) to 5 (higher risk), are based on judgments which are inherently uncertain, and there can be no assurance that actual performance will be similar to current expectations. The Company designates loans as non-performing at such time as: (1) interest payments become 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

As of September 30, 2026 and December 31, 2025, all of the Company’s loans were current in their payment status and had a risk rating of 3.

Other lending investments—Other lending investments includes the following securities ($ in thousands):

			Net		Net
		Amortized	Unrealized	Estimated	Carrying
	Face Value	Cost Basis	Gain (Loss)	Fair Value	Value
As of December 31, 2025
Available-for-Sale Securities
Municipal debt securities(1)	$25,710	$25,710	$(424)	$25,286	$25,286
Total	$25,710	$25,710	$(424)	$25,286	$25,286

(1)	In September 2026, the Company sold all of its available-for-sale securities with an aggregate cost basis of $45.7 million for an aggregate $50.2 million and recognized an aggregate gross realized gain of $4.5 million. As of December 31, 2025, the Company had one available-for-sale security with an unrealized gain of $0.3 million and nine available-for-sale securities with an aggregate fair value of $18.9 million and an aggregate unrealized loss of $0.7 million, of which five of these securities with an aggregate fair value of $10.6 million and an aggregate unrealized loss of $0.6 million were in an unrealized loss position for more than 12 months. The Company determined that the unrealized losses were not the result of a credit impairment and collected all amounts due in September 2026.

Note 7—Other Investments

The Company’s “other investments” is its investment in Safehold Inc. (“Safe”). Safe is a publicly-traded company that acquires, owns, manages, finances and capitalizes ground leases. Ground leases generally represent ownership of the land underlying commercial real estate projects that is net leased by the fee owner of the land to the owners/operators of the real estate projects built thereon (“Ground Leases”). As of September 30, 2026, the Company owned approximately 13.5 million shares, or 19.1%, of Safe’s outstanding common stock.

As of September 30, 2026, the Company’s investment in Safe had a market value of $159.2 million based on the closing price of $11.77 on September 30, 2026. The Company does not have significant influence over Safe and accounts for its investment in Safe as an equity investment under ASC 321 – Investments – Equity Securities (“ASC 321”), which requires that the Company adjust its investment in Safe to fair value through income at each reporting period. As such, the Company recognized an “Unrealized gain (loss) on equity investment” in its consolidated statements of operations of ($53.1) million and ($0.9) million, respectively, for the three months ended September 30, 2026 and 2025 and ($26.0) million and ($40.4) million, respectively, for the nine months ended September 30, 2026 and 2025.

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

Management Agreement—The Company entered into the Management Agreement (as amended on March, 28, 2025 and September 29, 2026, and as may be further amended from time to time, the "Management Agreement") with Safehold Management Services Inc. (the “Manager”), a subsidiary of Safe. The Management Agreement requires the Manager to manage the Company’s assets and its and its subsidiaries’ day-to-day operations, subject to the supervision of Board of Trustees of the Company (the “Board”). Pursuant to the Management Agreement, the Manager is required to provide the Company with a management team, including a chief executive officer, a chief financial officer and a chief compliance officer, along with support personnel, to provide the management services to be provided by the Manager to the Company.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

The Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of the Board in following or declining to follow its advice or recommendations.

The Management Agreement has an annual term that automatically renews on March 31 of each year. The Company pays a fixed cash management fee and reimburses the Manager for third party expenses incurred in connection with its services. The Company paid the Manager management fees of $25.0 million for the annual term ended March 31, 2024, $15.0 million for the annual term ended March 31, 2025 and $10.0 million for the annual term ended March 31, 2026. The annual fee declined to $7.5 million in the current annual term. Thereafter, the management fee will be equal to 2.0% of the gross book value of the Company’s assets, excluding the Safe Shares, subject to a minimum quarterly fee of $1.25 million for the annual term ending March 31, 2028 and a minimum quarterly fee of $625,000 for the annual term ending March 31, 2029. During the three months ended September 30, 2026 and 2025, the Company recorded $1.9 million and $2.5 million, respectively, of management fees to the Manager. During the nine months ended September 30, 2026 and 2025, the Company recorded $6.3 million and $8.8 million, respectively, of management fees to the Manager.

The Management Agreement may be terminated by the Company without cause by not less than one hundred eighty days’ written notice to the Manager upon the affirmative vote of at least two-thirds of the Company’s independent trustees, provided, however, that if the date of termination occurs prior to March 31, 2029, the termination will be subject to payment of the applicable termination fee to the Manager. The Company may also terminate the Management Agreement at any time with 30 days’ prior written notice from the Company’s board of trustees for “cause,” as defined in the Management Agreement.

In the event of a termination without cause by the Company prior to March 31, 2029, the Company will pay the Manager a termination fee of $62.5 million minus the aggregate amount of management fees actually paid to the Manager prior to the termination date. However, if the Company has completed the liquidation of its assets on or before the termination date, the termination fee will consist of any portion of the annual management fee that remained unpaid for the remainder of the then current annual term.

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

Star Holdings

Notes to Consolidated Financial Statements (Continued)

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

Safe Credit Facility—Refer to Note 9 for additional information on the Safe Credit Facility.

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2026	December 31, 2025
Other assets(1)	$8,059	$8,037
Operating lease right-of-use assets(2)	99	457
Restricted cash	7,586	17,094
Other receivables	1,114	1,042
Leasing costs, net	12	42
Intangible assets, net(3)	53	102
Deferred expenses and other assets, net	$16,923	$26,774
(1)	As of September 30, 2026 and December 31, 2025, other assets primarily includes prepaid expenses and dividends receivable from Safe.
(2)	Right-of use lease assets initially equal the lease liability. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease and is recorded in “Real estate expense” in the Company’s consolidated statements of operations. During the three months ended September 30, 2026 and 2025, the Company recognized $0.1 million and $0.1 million, respectively, in “Real estate expense” in its consolidated statements of operations relating to operating leases. During the nine months ended September 30, 2026 and 2025, the Company recognized $0.4 million and $0.4 million, respectively, in “Real estate expense” in its consolidated statements of operations relating to operating leases.
(3)	Intangible assets, net includes above market and in-place lease assets related to the acquisition of real estate assets. Accumulated amortization on intangible assets, net was $0.3 million and $0.2 million as of September 30, 2026 and December 31, 2025, respectively. These intangible lease assets are amortized over the remaining term of the lease. As of September 30, 2026, the weighted average remaining amortization period for the Company’s intangible assets was approximately 0.6 years.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2026	December 31, 2025
Other liabilities(1)	$14,280	$28,300
Accrued expenses	4,362	6,676
Operating lease liabilities (see table above)	281	634
Accounts payable, accrued expenses and other liabilities	$18,923	$35,610
(1)	As of September 30, 2026, “Other liabilities” includes $3.0 million of deferred income and liabilities, $5.5 million of management fees and other payables due Safe and $3.1 million of other payables related to real estate properties. During the nine months ended September 30, 2026, the Company recognized $14.4 million of “Income from sales of real estate” in the Company’s consolidated statements of operations resulting from the recognition of a sale of an asset upon the expiration of a lease as the Company surrendered the property to a local municipality. As part of this sale, the Company derecognized $16.9 million of deferred income. As of December 31, 2025, “Other liabilities” includes $20.7 million of deferred income and liabilities, $3.6 million of management fees due Safe and $2.8 million of other payables related to real estate properties.

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net

The Company’s debt obligations were as follows ($ in thousands):

	Carrying Value as of		Stated	Scheduled
	September 30, 2026	December 31, 2025	Interest Rates	Maturity Date
Debt obligations:
Safe Credit Facility	$115,000	$115,000	8.00%	March 2029
Margin Loan Facility(1)	46,524	91,087	SOFR plus 3.50%	March 2028
Senior Construction Mortgage Loan(2)	—	64,270	—	—
Total debt obligations	161,524	270,357
Debt discounts and deferred financing costs, net	(2,993)	(1,636)
Total debt obligations, net(3)	$158,531	$268,721
(1)	The Company has the option to pay interest in kind (“PIK”) on its quarterly interest payments and such PIK is added to the principal balance on the Margin Loan Facility. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which the Company makes a PIK election.
(2)	Refer to Note 5.
(3)	During the three months ended September 30, 2026 and 2025, the Company capitalized interest expense on qualifying real estate assets of $0.2 million and $1.2 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company capitalized interest expense on qualifying real estate assets of $0.5 million and $3.8 million, respectively.

Future Scheduled Maturities—As of September 30, 2026, future scheduled maturities of outstanding debt obligations, assuming all extensions that can be exercised at the Company’s option, are as follows ($ in thousands):

2026 (remaining three months)	$—
2027	—
2028	46,524
2029	115,000
2030	—
Thereafter	—
Total principal maturities	161,524
Unamortized discounts and deferred financing costs, net	(2,993)
Total debt obligations, net	$158,531

Safe Credit Facility—In connection with the Spin-Off, on March 31, 2023, the Company, as borrower, entered into a credit agreement with Safe for a secured term loan with an outstanding principal amount of $115.0 million, plus up to $25.0 million in incremental borrowing capacity for specified purposes (as amended on March 28, 2025 and September 29, 2026, and as may be further amended from time to time, the "Safe Credit Facility").

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

On September 29, 2026, the Company and Safe further amended the Safe Credit Facility that, among other things, (i) extends the maturity date of the Safe Credit Facility by one year to March 31, 2029, with the option for the Company to extend the maturity date to September 30, 2029, subject to the satisfaction of certain conditions, including the payment of an extension fee equal to 0.5% of the then outstanding loans, and with the interest rate on outstanding borrowings increasing 1.0% per annum during the extension period; (ii) permits the Company to make one or more voluntary prepayments of up to $50.0 million in the aggregate, plus the amount of any restricted cash held by the Margin Loan Facility (see below) lender on its Margin Loan Facility that is currently secured by all of the shares of Safe common stock owned by the Company; and (iii) provides a new restricted payments basket that will permit the Company to repurchase

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

up to $10.0 million of its common shares for cash after the Company has prepaid its Margin Loan Facility by at least $40.0 million (exclusive of prepayments using restricted cash held by the Margin Loan Facility lender). The Company paid Safe a maturity extension fee of $2.4 million in October 2026 in connection with the amendment.

During the three months ended September 30, 2026 and 2025, the Company incurred $2.4 million and $2.4 million, respectively, of interest expense gross of amounts capitalized on the Safe Credit Facility, which is included in “Interest expense” in the Company’s consolidated statements of operations. During the nine months ended September 30, 2026 and 2025, the Company incurred $7.1 million and $7.1 million, respectively, of interest expense gross of amounts capitalized on the Safe Credit Facility, which is included in “Interest expense” in the Company’s consolidated statements of operations.

Margin Loan Facility—On March 31, 2023, STAR Investment Holdings SPV LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company ("STAR SPV"), as borrower, entered into a margin loan agreement providing for a three-year, $140.0 million senior secured margin loan facility (as amended on March 28, 2025 and October 9, 2026, and as may be further amended from time to time, the "Margin Loan Facility"), with Morgan Stanley Senior Funding, Inc., as administrative agent, Morgan Stanley & Co. LLC, as calculation agent, and Morgan Stanley Bank, N.A., as initial lender. During the three and nine months ended September 30, 2026, the Company voluntarily repaid $48.0 million of the Margin Loan Facility. The Margin Loan Facility is secured by a first priority pledge of the Safe Shares and has a principal balance of $46.5 million as of September 30, 2026.

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

On October 9, 2026, STAR SPV further amended the Margin Loan Facility that, among other things: (i) reduces the price that would trigger a mandatory prepayment of the Margin Loan Facility from $10.00 to $8.00 with respect to the underlying collateral shares of Safe common stock; (ii) terminates the delayed draw commitment of up to $15.8 million, which was undrawn at the date of the amendment; and (iii) lowers the loan-to-value ratios that would require STAR SPV to post additional collateral with the lender or permit STAR SPV to request a release of collateral under the agreement.

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

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

As of September 30, 2026, the Company was in compliance with all of its financial covenants.

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

All of the Company’s real estate and assets collateralizing its loans receivable are located in the United States. As of September 30, 2026, the Company’s portfolio contains concentrations in the following property types: entertainment/leisure, land and development, hotel, retail and the Safe Shares.

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

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Equity

Common Stock—On March 31, 2023, in connection with the Spin-Off,  iStar distributed 100% of the common shares of beneficial interest in the Company to holders of common stock of iStar ("iStar Common Stock") by way of a pro rata distribution of 0.153 common shares of the Company for each outstanding share of iStar Common Stock held on the record date of the distribution.  As of September 30, 2026, the Company has one class of common stock with 12,081,333 shares outstanding.

Accumulated Other Comprehensive Income (Loss)— “Accumulated other comprehensive income (loss)” reflected in the Company’s shareholders’ equity is comprised of unrealized gains or losses on the Company’s available-for-sale securities (refer to Note 6).

Share Repurchase Program—The Company initiated a share repurchase program in March 2025 that permitted the Company to repurchase up to $10.0 million of its common shares in open market purchases, privately negotiated transactions or otherwise, including pursuant to one or more trading plans. Any such purchases were subject to market and pricing conditions, applicable law and other factors deemed relevant in the Company's sole discretion. During the nine months ended September 30, 2026, the Company repurchased 0.2 million shares of its outstanding common stock for $2.0 million, representing an average cost of $8.43 per share, including fees. As of September 30, 2026, the Company utilized the full authorization under this share repurchase program.

Note 13—Earnings Per Share

The following table presents a reconciliation of income from operations used in the basic and diluted earnings per share (“EPS”) calculations ($ in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(45,087)	$274	$(18,085)	$(47,492)
Net (income) loss from operations attributable to noncontrolling interests	(45)	1,525	4,144	2,379
Net income (loss) allocable to common shareholders	$(45,132)	$1,799	$(13,941)	$(45,113)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Net income (loss) allocable to common shareholders	$(45,132)	$1,799	$(13,941)	$(45,113)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	12,081	13,169	12,098	13,266

Basic and diluted earnings per common share:
Net income (loss) allocable to common shareholders	$(3.74)	$0.14	$(1.15)	$(3.40)

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

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

The following fair value hierarchy table summarizes the Company’s assets recorded at fair value on a recurring basis by the above categories as of September 30, 2026 and December 31, 2025 ($ in thousands):

	Fair Value Using
		Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2026
Other investments (refer to Note 7)	$159,162	$159,162	$—	$—

As of December 31, 2025
Available-for-sale debt securities(1)	$25,286	$—	$—	$25,286
Other investments (refer to Note 7)	185,125	185,125	—	—
(1)	The fair value of the Company’s available-for-sale debt securities were based upon unadjusted third-party broker quotes and were classified as Level 3.

The following table summarizes changes in Level 3 available-for-sale securities reported at fair value on the Company’s consolidated balance sheets for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$25,286	$15,376
Sales and repayments	(50,497)	(45)
Purchases	20,285	6,120
Realized gain on sale	4,502	—
Unrealized gain (loss) recorded in other comprehensive income (loss)	424	(277)
Ending balance	$—	$21,174

Star Holdings

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Fair values of financial instruments—The following table presents the carrying value and fair value for the Company’s financial instruments ($ in millions):

	As of September 30, 2026		As of December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Loans receivable and other lending investments, net(1)	$17	$16	$44	$43
Cash(2)	64	64	50	50
Restricted cash(2)	8	8	17	17

Liabilities
Debt obligations, net(1)	159	163	269	272
(1)	The fair value of the Company’s loans receivable and other lending investments, net and debt obligations are classified as Level 3 within the fair value hierarchy.
(2)	The Company determined the carrying values of its cash and restricted cash approximated their fair values. Restricted cash is recorded in “Deferred expenses and other assets, net” on the Company’s balance sheet. The fair value of the Company’s cash and restricted cash are classified as Level 1 within the fair value hierarchy.

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

Our Development Portfolio

Asbury Park Waterfront

We are the managing member in Asbury Partners, LLC, which is the joint venture that owns the Asbury Park Waterfront investment. The aggregate carrying value of the Asbury Park Waterfront investment was approximately $121.3 million as of September 30, 2026.

The Asbury Park Waterfront investment includes the following:

●	Asbury Ocean Club Surfside Resort and Residences: a 16-story mixed use project featuring 130 residential condominium units, a 54-key luxury boutique hotel, 24,000 square feet of retail space, 410 structured parking spaces and a 15,000 square foot gym and spa amenity area. The property was completed in 2019. The hotel is managed by a third party. As of September 30, 2026, all residential condominium units have been sold.
●	The Asbury: a 110-key independent boutique hotel with indoor and outdoor event spaces, and a rooftop bar. The hotel was completed in 2016 and is managed by a third party.
●	Asbury Lanes: a 12,000 square foot music and entertainment venue. The venue was completed in 2018, is connected to The Asbury and managed by a third party.

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

Magnolia Green

Magnolia Green is an approximately 1,900 acre multi-generational master planned residential community that is entitled for 3,550 single and multifamily dwelling units and approximately 193 acres of land for commercial development. The community is located 19 miles southwest of Richmond, Virginia and offers distinct phases designed for people in different life stages, from first home buyers to empty nesters in single family and townhomes built by the area’s top homebuilders. The project is anchored by the Magnolia Green Golf Club, a semi-private 18-hole Nicklaus Design championship golf course with full-service clubhouse and driving range. There are also numerous community amenities, including the Aquatic Center, featuring multiple pools and a snack bar, Arbor Walk, featuring a junior Olympic competition pool, water slide and sports courts, the Tennis Center, featuring tennis and pickleball courts and a pro shop, and miles of paved trails. The aggregate carrying value of our Magnolia Green assets as of September 30, 2026 was $36.2 million.

As of September 30, 2026, 2,240 residential lots have been sold to homebuilders. We anticipate selling our remaining residential lots to homebuilders either upon completion of horizontal lot development or in bulk as unimproved lots. We currently expect such sales to occur over the next two years; however, it could take substantially longer. We anticipate selling the golf course operations to a third party upon completion of residential lot sellout. There can be no assurance, however, that these sales will be completed.

Our Monetizing Portfolio

As of September 30, 2026, we owned assets that we expect to monetize primarily through asset sales, loan repayments or active asset management. These assets had an aggregate carrying value of approximately $16.7 million and were comprised primarily of loans and other lending investments, operating properties and other assets. Summarized information regarding these assets is set forth below.

Loans and other lending investments.   The loans and other lending investments included in our monetizing portfolio as of September 30, 2026 includes one loan with a carrying value of $16.7 million.

Other.   The remainder of the monetizing assets primarily consist of one property that was leased to us under a short-term lease which had a carrying value of $0.1 million as of September 30, 2026 and a group of loans and equity interests that are recorded as having no carrying value in our financial statements. Our general strategy is to monetize the leased asset, although we may hold it until lease expiration. For the assets with no carrying value, we may seek to sell these assets but can give no assurance that we will recover any value from them.

Investment in Safe.   In addition to the assets described above, we also own the Safe Shares which had a fair value of $159.2 million based on the closing price of $11.77 as of September 30, 2026. Our Margin Loan Facility is collateralized by the Safe Shares as of the date of this filing. The net proceeds from the sale of any Safe Shares must be applied in accordance with the terms of the Margin Loan Facility.

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

Results of Operations for the Three Months Ended September 30, 2026 compared to the Three Months Ended September 30, 2025

	For the Three Months Ended
	September 30,
	2026	2025	$ Change

	(in thousands)
Operating lease income	$1,700	$1,765	$(65)
Interest income	894	1,194	(300)
Other income	16,378	23,492	(7,114)
Land development revenue	20,958	1,657	19,301
Total revenue	39,930	28,108	11,822
Interest expense	4,112	4,700	(588)
Real estate expense	12,791	15,566	(2,775)
Land development cost of sales	15,333	2,186	13,147
Depreciation and amortization	790	1,093	(303)
General and administrative	2,652	3,333	(681)
Provision for (recovery of) loan losses	18	7	11
Other expense	679	2	677
Total costs and expenses	36,375	26,887	9,488
Unrealized gain (loss) on equity investment	(53,144)	(947)	(52,197)
Realized gain on sale of available-for-sale securities	4,502	—	4,502
Net income (loss)	$(45,087)	$274	$(45,361)

Revenue—Operating lease income, which primarily includes income from commercial operating properties, was $1.7 million and $1.8 million, respectively, during the three months ended September 30, 2026 and 2025. The decrease in 2026 was due primarily to a lease expiration in December 2025.

Interest income decreased to $0.9 million for the three months ended September 30, 2026 from $1.2 million for the same period in 2025. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans and other lending investments due to loan repayments and the sale of available-for-sale securities.

Other income decreased to $16.4 million during the three months ended September 30, 2026 from $23.5 million for the same period in 2025. Other income consists primarily of dividend income from our investment in Safe and income from our hotel properties and other operating properties, including Asbury Lanes and the Magnolia Green Golf Club, and other ancillary income. The decrease in other income in 2026 was due primarily to $7.0 million related to a legal settlement with respect to one of iStar’s (refer to Note 1 to the consolidated financial statements) legacy assets received in 2025. This amount was recorded upon settlement due to uncertainty regarding collectability of the funds and represents the gross amount of the settlement.

Land development revenue and cost of sales—During the three months ended September 30, 2026, we recognized land development revenue of $1.0 million as variable consideration received in connection with a prior sale from our land and development portfolio. The variable consideration is based on the current owner’s sale activity from the land parcel and is recognized in revenue as earned upon actual sales occurring due to uncertainty around the extent and timing of such sales. During the three months ended September 30, 2026, we sold a bulk parcel and recognized land development revenue of $20.0 million which had associated cost of sales of $15.3 million. During the three months ended September 30, 2025, we sold residential lots and recognized land development revenue of $1.7 million which had associated cost of sales of $2.2 million. The increase in 2026 was due primarily to a bulk sale at one of our properties. As we execute future sales and have fewer remaining residential and development assets, we expect our land development revenue will decline. The timing and amount of such sales cannot be predicted with certainty.

Costs and expenses—For the three months ended September 30, 2026, we incurred $2.2 million of interest expense on the Safe Credit Facility and $1.9 million of interest expense on our Margin Loan Facility, net of amounts capitalized. We may elect to pay interest in kind ("PIK") on the Margin Loan Facility in respect of certain quarterly interest payments and such PIK has been added to the principal balance on the Margin Loan Facility. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which we make a PIK election. For the three months ended September 30, 2025, we incurred $2.3 million of interest expense on the Safe Credit Facility and $1.8 million of interest expense on our Margin Loan Facility, net of amounts capitalized and $0.6 million on the Loan (refer to Note 9 to the consolidated financial statements).

Real estate expense was $12.8 million during the three months ended September 30, 2026 and $15.6 million for the same period in 2025. Real estate expense typically includes expenses at our hotel and retail operating properties and land properties. The decrease in 2026 was due primarily to $2.3 million of expense recognized in 2025 related to a legal settlement with respect to one of iStar’s (refer to Note 1) legacy assets and a decrease in expense at an entertainment venue.

Depreciation and amortization was $0.8 million during the three months ended September 30, 2026 and $1.1 million for the same period in 2025. The decrease in 2026 was due primarily to certain assets at a property being fully depreciated.

During the three months ended September 30, 2026, we incurred $2.7 million of general and administrative expense, primarily resulting from management fees to Safe and director costs. The annual management fee payable to our Manager under the Management Agreement declined from $15.0 million to $10.0 million for the third annual term of the Management Agreement which ended on March 31, 2026, and further declined to $7.5 million for the annual term ending March 31, 2027. During the three months ended September 30, 2025, we incurred $3.3 million of general and administrative expense, primarily resulting from management fees to Safe and director costs. The decrease in 2026 was due primarily to a decrease in management fees.

The provision for loan losses was $18 thousand for the three months ended September 30, 2026 as compared to a provision for loan losses of $7 thousand for the same period in 2025.

Unrealized gain (loss) on equity investment represents the unrealized gain or loss on our Safe Shares. We account for our Safe Shares as an equity investment under ASC 321, which requires that we adjust our investment in the Safe Shares to fair value through income at each reporting period. The unrealized loss for the three months ended September 30, 2026 represents the difference between the fair value of our investment in the Safe Shares as of September 30, 2026 and June 30, 2026. The unrealized loss for the three months ended September 30, 2025 represents the difference between the fair value of our investment in the Safe Shares as of September 30, 2025 and June 30, 2025.

Realized gain on the sale of available-for-sale securities for the three months ended September 30, 2026 resulted from the sale of all of our available-for-sale securities in September 2026 (refer to Note 6 to the consolidated financial statements).

Results of Operations for the Nine Months Ended September 30, 2026 compared to the Nine Months Ended September 30, 2025

	For the Nine Months Ended September 30,
	2026	2025	$ Change

	(in thousands)
Operating lease income	$6,180	$5,474	$706
Interest income	2,437	3,382	(945)
Other income	38,426	42,485	(4,059)
Land development revenue	33,188	33,445	(257)
Total revenue	80,231	84,786	(4,555)
Interest expense	14,275	12,419	1,856
Real estate expense	38,352	37,608	744
Land development cost of sales	24,676	27,518	(2,842)
Depreciation and amortization	3,875	3,022	853
General and administrative	8,554	11,305	(2,751)
Provision for (recovery of) loan losses	443	(105)	548
Other expense	1,045	8	1,037
Total costs and expenses	91,220	91,775	(555)
Unrealized gains (losses) on equity investments	(25,963)	(40,433)	14,470
Realized gain on sale of available-for-sale securities	4,502	—	4,502
Income from sales of real estate	14,365	—	14,365
Loss on early extinguishment of debt, net	—	(70)	70
Net income (loss)	$(18,085)	$(47,492)	$29,407

Revenue—Operating lease income, which primarily includes income from commercial operating properties, was $6.2 million and $5.5 million, respectively, during the nine months ended September 30, 2026 and 2025. The increase in 2026 was due primarily to one property beginning operations in September 2025 and an increase in revenues at an entertainment venue, which was partially offset by a lease expiration in December 2025.

Interest income decreased to $2.4 million for the nine months ended September 30, 2026 from $3.4 million for the same period in 2025. The decrease in interest income was due primarily to a decrease in the average balance of our performing loans and other lending investments due to loan repayments.

Other income decreased to $38.4 million during the nine months ended September 30, 2026 from $42.5 million for the same period in 2025. Other income consists primarily of dividend income from our investment in Safe and income from our hotel properties and other operating properties, including Asbury Lanes and the Magnolia Green Golf Club, and other ancillary income. The decrease in other income in 2026 was due primarily to $3.5 million less income related to a legal settlement with respect to one of iStar’s (refer to Note 1 to the consolidated financial statements) legacy assets. This amount was recorded upon settlement due to uncertainty regarding collectability of the funds and represents the gross amount of the settlement.

Land development revenue and cost of sales—During the nine months ended September 30, 2026, we recognized land development revenue of $2.5 million as variable consideration received in connection with a prior sale from our land and development portfolio. The variable consideration is based on the current owner’s sale activity from the land parcel and is recognized in revenue as earned upon actual sales occurring due to uncertainty around the extent and timing of such sales. During the nine months ended September 30, 2026, we sold bulk parcels and residential lots and units and recognized land development revenue of $30.7 million which had associated cost of sales of $24.7 million. During the nine months ended September 30, 2025, we sold residential lots and recognized land development revenue of $33.4 million which had associated cost of sales of $27.5 million. As we execute future sales and have fewer remaining residential and development assets, we expect our land development revenue will decline. The timing and amount of such sales cannot be predicted with certainty.

Costs and expenses—For the nine months ended September 30, 2026, we incurred $6.8 million of interest expense on the Safe Credit Facility, $5.4 million of interest expense on our Margin Loan Facility, net of amounts capitalized and $2.1 million on the Loan (refer to Note 9 to the consolidated financial statements). We may elect to pay interest in kind ("PIK") on the Margin Loan Facility in respect of certain quarterly interest payments and such PIK has been added to the principal balance on the Margin Loan Facility. The applicable margin on the Margin Loan Facility increases by 25 basis points for the entirety of the interest period immediately succeeding any interest period with respect to which we make a PIK election. For the nine months ended September 30, 2025, we incurred $6.7 million of interest expense on the Safe Credit Facility and $5.1 million of interest expense on our Margin Loan Facility, net of amounts capitalized and $0.6 million on the Loan (refer to Note 9 to the consolidated financial statements).

Real estate expense was $38.4 million during the nine months ended September 30, 2026 and $37.6 million for the same period in 2025. Real estate expense typically includes expenses at our hotel and retail operating properties and land properties. The increase in 2026 was due primarily to one property beginning operations in September 2025, an increase in expense at an entertainment venue in 2026, which was partially offset by $0.6 million less expense related to a legal settlement with respect to one of iStar’s (refer to Note 1) legacy assets. This amount was recorded upon settlement due to uncertainty regarding payment, which was contingent on the settlement.

Depreciation and amortization was $3.9 million during the nine months ended September 30, 2026 and $3.0 million for the same period in 2025. The increase in 2026 was due primarily to one property beginning operations in September 2025.

During the nine months ended September 30, 2026, we incurred $8.6 million of general and administrative expense, primarily resulting from management fees to Safe and director costs. The annual management fee payable to our Manager under the Management Agreement declined from $15.0 million to $10.0 million for the third annual term of the Management Agreement which ended on March 31, 2026, and further declined to $7.5 million for the annual term ending March 31, 2027. During the nine months ended September 30, 2025, we incurred $11.3 million of general and administrative expense, primarily resulting from management fees to Safe and director costs. The decrease in 2026 was due primarily to a decrease in management fees.

The provision for loan losses was $0.4 million for the nine months ended September 30, 2026 as compared to a recovery of loan losses of $0.1 million for the same period in 2025. The provision for loan losses for the nine months ended September 30, 2026 resulted primarily from a $0.5 million charge-off on a loan that was repaid. The recovery of loan losses for the nine months ended September 30, 2025 resulted primarily from a net decrease in the balance of our loan portfolio during the period and an improving economic forecast.

Other expense was $1.0 million during the nine months ended September 30, 2026 and $8 thousand for the same period in 2025. Other expense for the nine months ended September 30, 2026 resulted primarily from costs associated with the sale of available-for-sale securities and a loss on deconsolidation of a venture (refer to Note 5 to the consolidated financial statements).

Unrealized gain (loss) on equity investment represents the unrealized gain or loss on our Safe Shares. We account for our Safe Shares as an equity investment under ASC 321, which requires that we adjust our investment in the Safe Shares to fair value through income at each reporting period. The unrealized loss for the nine months ended September 30, 2026 represents the difference between the fair value of our investment in the Safe Shares as of September 30, 2026 and December 31, 2025. The unrealized loss for the nine months ended September 30, 2025 represents the difference between the fair value of our investment in the Safe Shares as of September 30, 2025 and December 31, 2024.

Realized gain from the sale of available-for-sale securities for the nine months ended September 30, 2026 resulted from the sale of all of our available-for-sale securities in September 2026 (refer to Note 6 to the consolidated financial statements).

Income from sales of real estate for the nine months ended September 30, 2026 resulted from the recognition of a sale of an asset from our monetizing portfolio. This sale was recognized in connection with the expiration of a lease as we surrendered the property back to a local municipality. Income recognized was primarily comprised of previously deferred income that was included in “Accounts payable, accrued expenses and other liabilities” in our consolidated balance sheets.

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

The following table outlines our cash flows from operating activities, cash flows from investing activities and cash flows from financing activities for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	For the Nine Months Ended September 30,
	2026	2025

Cash flows provided by (used in) operating activities	$(20,382)	$(3,658)
Cash flows provided by (used in) investing activities	60,155	(18,314)
Cash flows provided by (used in) financing activities	(35,791)	32,202

The decrease in cash flows from operating activities during 2026 was due primarily to an increase in the payment of interest on our debt obligations, including paid-in-kind interest, and a real estate property beginning operations in the second half of 2025. The increase in cash flows from investing activities during 2026 was due primarily to the sale of other lending investments and a decrease in capital expenditures on land and development assets. The decrease in cash flows from financing activities during 2026 was due primarily to a repayment of the Margin Loan Facility and a decrease in borrowings on debt obligations.

Debt Covenants—The Margin Loan Facility requires that we comply with various covenants, including, without limitation, covenants restricting, subject to certain exceptions, indebtedness, liens, investments and the payment of dividends. Additionally, the Margin Loan Facility includes customary representations and warranties, events of default and other creditor protections for this type of facility. Upon the occurrence of certain events which are customary for this type of facility, we may be required to prepay all amounts due under the Margin Loan Facility or post additional collateral in accordance with the Margin Loan Facility and related agreements. As part of the amendment to the Margin Loan Facility that we entered into on October 9, 2026, the price that would trigger a mandatory prepayment of the Margin Loan Facility was reduced from $10.00 to $8.00 with respect to the underlying collateral shares of Safe common stock and the loan-to-value ratios that would require us to post additional collateral with the lender or permit us to request a release of collateral were lowered from then existing levels.

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

As of September 30, 2026, we were in compliance with all of our financial covenants.

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

Estimated Change In Net Income

($ in thousands)

Change in Interest Rates	Net Income(1)
-100 Basis Points	$(246)
-50 Basis Points	(123)
-10 Basis Points	(25)
Base Interest Rate	—
+10 Basis Points	25
+50 Basis Points	123
+100 Basis Points	246
(1)	As of September 30, 2026, we had $46.5 million principal amount of floating-rate debt obligations outstanding and $71.2 million of cash and restricted cash.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the three months ended September 30, 2026.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

INDEX TO EXHIBITS

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act
10.1

Third Amendment to Amended and Restated Credit Agreement, dated as of September 29, 2026, between Safehold Inc. and Star Holdings (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed October 2, 2026).

10.2

Second Amendment to Management Agreement, dated as of September 29, 2026, between Safehold Management Services Inc. and Star Holdings (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed October 2, 2026).

10.3

Amendment No. 5 to Margin Loan Agreement, dated as of October 9, 2026, by and among Star Investment Holdings SPV LLC, Morgan Stanley Bank, N.A., Morgan Stanley Senior Funding, Inc. and Morgan Stanley & Co. LLC. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 9, 2026, including an amended version of the Margin Loan Agreement, dated as of March 31, 2023, reflecting all previous amendments).*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
*	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
**

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

Star Holdings Registrant

Date:	November 6, 2026	/s/ JAY SUGARMAN
Jay Sugarman
Chief Executive Officer (principal executive officer)

Star Holdings Registrant
Date:	November 6, 2026	/s/ BRETT ASNAS
Brett Asnas
Chief Financial Officer
(principal financial officer)